Form 10-Q
period 1998-06-30
TOWNE SERVICES INC
filed 1998-09-09
CIK 1061762

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

                                       Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________, 19__.

                       Commission file number : 000-24695
                                                ---------

                                ----------------

                              TOWNE SERVICES, INC.
             (Exact name of registrant as specified in its charter)

            Georgia                                         62-1618121
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

          3295 River Exchange Drive, Suite 350, Norcross, Georgia 30092
              (Address of principal executive offices and zip code)

                                 (770) 734-2680
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days (1) Yes  X  No    ; (2) Yes     No  X .
                                                 ---    ---          ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 18,674,381 shares outstanding at September 9, 1998.

================================================================================

                              TOWNE SERVICES, INC.
                               INDEX TO FORM 10-Q



                                                                               PAGE
                                                                               ----
PART I            FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Balance Sheets as of
                  June 30, 1998 and December 31, 1997                            3

                  Statements of Operations for the Three Months and Six
                  Months ended June 30, 1998 and 1997                            4

                  Statements of Cash Flows for the Six Months ended
                  June 30, 1998 and 1997                                         5

                  Notes to Financial Statements                                  6

  Item 2.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            7

PART II           OTHER INFORMATION

  Item 1.         Legal Proceedings                                             17

  Item 2.         Changes in Securities                                         17

  Item 3.         Defaults upon Senior Securities                               17

  Item 4.         Submission of Matters to a Vote of Security Holders           17

  Item 5.         Other Information                                             17

  Item 6.         Exhibits and Reports on Form 8-K                              17

Signatures                                                                      19

Exhibit Index                                                                   20

                               TOWNE SERVICES, INC
                                 BALANCE SHEETS
                       DECEMBER 31, 1997 AND JUNE 30, 1998

                                                                                 DECEMBER 31,         JUNE 30,
                                                                                     1997               1998
                                                                                 -------------------------------
                                                                                                     (UNAUDITED)
                                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $  2,536,439       $  1,847,328
  Accounts receivable, net of allowance
     for uncollectible accounts of $25,000 and $70,000
     in 1997 and 1998, respectively                                                   121,566            671,847
  Note receivable                                                                      78,990            160,667
  Stock subscriptions receivable                                                           --             50,000
  Other                                                                                68,273            134,835
                                                                                 -------------------------------
       Total current assets                                                         2,805,268          2,864,677
                                                                                 -------------------------------

PROPERTY AND EQUIPMENT, net                                                           489,849            961,176
DEBT ISSUANCE COSTS, net                                                              288,815            318,401
OTHER ASSETS                                                                            2,500            278,254
                                                                                 -------------------------------
                                                                                 $  3,586,432       $  4,422,508
                                                                                 ===============================


                                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                               $    297,937       $    167,679
  Accrued liabilities                                                                 215,109            130,580
  Accrued compensation                                                                220,300            957,000
  Current portion of long-term debt                                                    46,757            596,324
  Deferred revenue                                                                         --                 --
                                                                                 -------------------------------
     Total current liabilities                                                        780,103          1,851,583
                                                                                 -------------------------------

LONG TERM DEBT, net of discount of $249,500 and
     $229,296 in 1997 and 1998, respectively                                        1,289,666          1,374,707
COMMITMENTS AND CONTINGENCIES
WARRANTS WITH REDEMPTION FEATURE                                                      255,000            750,000
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value; 20,000,000 shares authorized, 0 and 15,000 shares issued and outstanding in 1997
     and 1998, respectively                                                                --          1,508,000
  Common stock, no par value; 50,000,000 shares authorized,
     11,706,766 and 13,296,849 issued and outstanding in 1997
     and 1998, respectively                                                         4,417,696         17,569,393
  Warrants outstanding                                                                 41,000             41,000
  Accumulated deficit                                                              (3,197,033)       (18,672,174)
                                                                                 -------------------------------
     Total shareholders' equity                                                     1,261,663            446,218
                                                                                 -------------------------------
                                                                                 $  3,586,432       $  4,422,508
                                                                                 ===============================

      The accompanying notes are an integral part of these balance sheets.

                               TOWNE SERVICES, INC
                             STATEMENTS OF OPERATION
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998



                                                                FOR THE THREE                          FOR THE SIX
                                                                 MONTHS ENDED                          MONTHS ENDED
                                                                    JUNE 30,                             JUNE 30,
                                                            1997               1998               1997               1998
                                                        ---------------------------------------------------------------------
                                                                  (UNAUDITED)                           (UNAUDITED)
REVENUES                                                $     88,317       $    873,581       $    184,979       $  1,421,535

COSTS AND EXPENSES:
  Costs of processing, servicing, and support                150,064            403,707            253,365            777,835
  Research and development                                    33,683            101,987             45,000            176,011
  Purchased in process development                                --            200,000                 --            200,000
  Sales and marketing                                        118,309          1,139,866            212,183          1,625,428
  Stock compensation expense                                      --             36,338                 --          6,007,928
  General and administrative                                 181,315            704,908            350,799          2,052,190
                                                        ---------------------------------------------------------------------
     Total costs and expenses                                483,371          2,586,806            861,347         10,839,392
                                                        ---------------------------------------------------------------------
OPERATING LOSS                                              (395,054)        (1,713,225)          (676,368)        (9,417,857)
                                                        ---------------------------------------------------------------------

OTHER EXPENSES:
  Interest (income) expense, net                              26,414             66,743             44,843            131,032
  Other expense (income)                                          --                252                 --                252
  Financing costs for stock issued to nonemployees                --                 --                 --            323,000
                                                        ---------------------------------------------------------------------
     Total other expenses                                     26,414             66,995             44,843            454,284
                                                        ---------------------------------------------------------------------

NET LOSS                                                $   (421,468)      $ (1,780,220)      $   (721,211)      $ (9,872,141)
                                                        ---------------------------------------------------------------------

PREFERRED STOCK DIVIDENDS                                         --                 --                 --         (5,108,000)

ACCRETION OF WARRANTS WITH REDEMPTION                             --           (284,000)                --           (495,000)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
                                                        ---------------------------------------------------------------------
Basic                                                   $   (421,468)      $ (2,064,220)      $   (721,211)      $(15,475,141)
                                                        =====================================================================
Diluted                                                 $   (421,468)      $ (2,064,220)      $   (721,211)      $(15,475,141)
                                                        =====================================================================

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
     PER COMMON SHARE:
Basic                                                   $      (0.05)      $      (0.16)      $      (0.08)      $      (1.19)
                                                        =====================================================================
Diluted                                                 $      (0.05)      $      (0.16)      $      (0.08)      $      (1.19)
                                                        =====================================================================

Weighted Average Common Shares Outstanding                 9,101,116         13,296,849          8,624,509         12,962,002
                                                        =====================================================================


        The accompanying notes are an integral part of these statements.

                              TOWNE SERVICES, INC.
                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998



                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                     1997            1998
                                                                                -----------------------------
                                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                      $  (721,211)      $(9,872,141)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
      Compensation expense recognized for stock
         option grants                                                                   --         5,971,590
      Financing costs for stock issued to nonemployees                                   --           323,000
      Purchase in process development                                                    --           200,000
      Issuance of warrants                                                               --                --
      Loss on disposal of property and equipment                                         --                --
      Depreciation and amortization                                                  23,917            91,840
      Amortization of debt financing fees                                            24,043             6,856
      Amortization of debt discount                                                      --            24,962
      Changes in operating assets and liabilities, net of assets acquired:               --                --
           Accounts receivable                                                      (24,243)         (490,374)
           Prepaid & other assets                                                   (50,666)         (153,993)
           Stock subscriptions receivable                                                --           377,500
           Accounts payable                                                          39,771          (130,258)
           Accrued liabilities                                                        8,599           601,468
           Accrued compensation                                                         315            50,703
           Deferred revenue                                                         (13,103)               --
                                                                                -----------------------------
                   Total Adjustments                                                  8,633         6,873,294
                                                                                -----------------------------
                    Net cash used in operating activities                          (712,578)       (2,998,847)
                                                                                -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Note receivable due from shareholder                                                   --           (81,677)
  Purchase of Credit Collection Solutions, Inc.                                          --          (510,000)
  Purchase of property and equipment, net                                           (29,396)         (520,911)
                                                                                -----------------------------
                     Net cash used in investing activities                          (29,396)       (1,112,588)
                                                                                -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                           882,903                --
  Repayment of debt                                                                 (45,405)          (36,132)
  Proceeds from Sirrom Capital                                                           --                --
  Proceeds from long-term borrowings                                                     --           628,849
  Proceeds from issuance of preferred stock                                              --         1,500,000
  Proceeds from issuance of common stock                                            669,286         1,329,607
                                                                                -----------------------------
                      Net cash provided by financing activities                   1,506,784         3,422,324
                                                                                -----------------------------
NET INCREASE IN CASH                                                                764,810          (689,111)
CASH AND CASH EQUIVALENTS, beginning of year                                        151,082         2,536,439
                                                                                =============================
CASH AND CASH EQUIVALENTS, end of year                                          $   915,892       $ 1,847,328
                                                                                =============================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes                                                      $        --       $        --
                                                                                =============================
Cash paid for interest                                                          $     5,672       $    44,539
                                                                                =============================
Stock subscriptions receivable                                                  $        --       $    50,000
                                                                                =============================

        The accompanying notes are an integral part of these statements.

                              TOWNE SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.       ORGANIZATION AND BACKGROUND

Towne Services, Inc. ("Towne Services" or the "Company") designs, develops and markets products and services that convert the in-house credit transactions of small businesses into automated "virtual credit card" accounts which are processed electronically. Usually, in-house credit transactions are completed without a credit card or cash, are recorded and processed manually and then billed to the customer at a later date. To automate this process, Towne Services offers two main electronic processing systems, TOWNE CREDIT(SM) and TOWNE FINANCE(SM), which process small business' in-house credit transactions in much the same way as credit card transactions are processed.

The TOWNE CREDIT system electronically processes in-house consumer credit transactions of small and medium size retail merchants. The TOWNE FINANCE system, a commercial version of TOWNE CREDIT, is an automated asset management and financing system that processes business-to-business credit transactions for small commercial businesses. Through the use of the Company's products and services, small businesses can automate certain manual processes, accelerate cash flow, provide better customer service, reduce paperwork and shift many other administrative burdens to Towne Services. In addition, the Company provides complementing products and services to banks that enable them to generate interest-bearing revolving credit accounts by financing the accounts receivable of these small businesses. Through the use of the Company's products, banks can monitor customers' accounts receivable and generate detailed status reports, and may attract new business customers who, in turn, may become customers of Towne Services.


2.       BASIS OF PRESENTATION

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying financial statements and footnote data as of June 30, 1998 and for the three and six months ended June 30, 1997 and 1998 are unaudited. In the opinion of the management of the Company, these financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial statements. Certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

3.       INITIAL PUBLIC OFFERING

On July 30, 1998 the Company's initial public offering (the "Initial Public Offering") was declared effective by the Securities and Exchange Commission. In the Initial Public Offering, the Company sold 4,000,000 shares of common stock at $8 per share.

4.       NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for periods beginning after December 15, 1997. The Company adopted SFAS No. 130 on January 1, 1998. The adoption of SFAS 130 did not have a material impact on the Company's financial statements as comprehensive income did not differ from the reported net loss for all periods presented.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The adoption of SFAS No. 131 will not have a material impact on the Company's financial statements.

5.       ACQUISITION

In June 1998, the Company acquired certain assets and liabilities of Credit Collection Solutions, Inc. ("CCS") for approximately $510,000 and the issuance of up to 100,000 shares of the Company's common stock if certain financial results are achieved. CCS is a developer of computer software for processing payments and tracking collections. In connection with the acquisition, the Company recorded a pre-tax charge of $200,000 for purchased in process development, which had not reached technical feasibility and had no alternative future use.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with Towne Services' financial statements and the related notes thereto included elsewhere in this quarterly report. This discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this quarterly report and include all statements that are not historical statements of fact regarding the intent, anticipation, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy (including, but not limited to, the Company's development and implementation of its products and services); and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," "plan," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from these forward-looking statements as a result of many factors, including the Company's limited operating history; the inability to achieve or maintain profitability; the inability to attract and retain sales and marketing personnel or enter new marketing alliances; inability to obtain, continue and manage growth or execute agreements with new customers; market acceptance of new products and enhancements; increased competition; possible system failures; rapid changes in technology, and the other factors discussed in the Company's registration statement on Form S-1 (No. 333-53341) as declared effective on July 30, 1998, including the "Risk Factors" section contained therein.


Overview

Towne Services designs, develops and markets products and services that convert the in-house credit transactions of small businesses into automated "virtual credit card" accounts which are processed electronically. Usually, in-house credit transactions are completed without a credit card or cash, are recorded and processed manually and then billed to the customer at a later date. Through the use of Towne's products and services, small businesses can automate certain manual processes, accelerate cash flow, provide better customer service, reduce paperwork and shift many other administrative burdens to Towne Services. In addition, Towne Services provides complementing products and services to banks that enable them to generate interest-bearing revolving credit accounts by financing the accounts receivable of these small businesses. Through the use of Towne's products, banks can monitor customers' accounts receivable and generate detailed status reports, and may attract new business customers who, in turn, may become customers of Towne Services.

During the six months ended June 30, 1997 and 1998, the Company invested the majority of its resources in researching and developing its products, expanding its marketing activities, building community bank and merchant sales channels and developing its general and administrative infrastructure.

The Company's revenues currently are generated through initial set-up fees, discount fees and monthly transaction processing fees. Management believes the prices charged for both the initial set-up fees and the recurring transaction fees are based upon the relative fair value of the related services provided. Accordingly, the Company recognizes these fees as the related services are provided. Set-up fees include charges for installation, implementation and training of the

Company's bank and business customers. Towne Services recognizes revenues related to its set-up fees upon execution of the related contract or, if appropriate, upon settlement of any contract contingencies. Set-up fees charged to each bank vary depending on the asset size of the bank and the number of its branches. The Company also charges set-up fees to its business customers based either upon a flat rate or upon the expected transaction volume.

As with credit card transactions, the Company's business customer pays a discount fee to its bank equal to a percentage of the value of each transaction processed. In addition, the business' customer pays to the bank interest and fees for amounts owed on account. Towne Services generates recurring revenue by collecting a portion of the discount fee and, on occasion, interest paid on these accounts, as well as by charging monthly transaction processing fees. Monthly transaction processing fees include charges for electronic processing, statement rendering and mailing, settling payments, recording account changes and new accounts, leasing and selling point of sale terminals and collecting debts.

Costs of processing, servicing and support include installation costs for the Company's products and costs related to customer service, information systems personnel and installation services.

Research and development expenses consist of salary and related personnel costs, including costs for employee benefits, computer equipment and support services, used in product and technology development. The Company believes that its research and development expenditures, which aid in the design of new products and product enhancements to respond to changes in customer demand, are essential for obtaining and retaining a leadership position in its marketplace. Most research and development expenditures are expensed as incurred; however, the Company has capitalized certain development costs under Statement of Financial Accounting Standards ("SFAS") No. 86 when the products reached technological feasibility.

Sales and marketing expenses consist primarily of salaries and commissions, travel expenses, advertising, trade show expenses, personnel recruiting costs and costs of marketing materials. These expenses also include the costs incurred to develop the Company's indirect marketing channels.

Towne Services had net losses of approximately $421,000 and $1.8 million for the three months ended June 30, 1997 and 1998, respectively. For the six months ended June 30, 1997 and 1998, the Company had net losses of approximately $721,000 and $9.9 million, respectively. As of December 31, 1997, the Company had an accumulated deficit of $3.2 million. As of June 30, 1998, this accumulated deficit was $18.7 million. Approximately $12 million of this accumulated deficit resulted from one-time non-cash charges.

The Company's business has grown rapidly with total revenues increasing from $185,000 at June 30, 1997 to $1.4 million at June 30, 1998. However, the Company has experienced net losses in each of these periods and expects to continue to incur losses for the foreseeable future. The number of Towne Services employees increased from 4 at June 30, 1997 to 107 at June 30, 1998. The Company currently intends to expand its sales and marketing operations, to invest more in product research and development, to pursue strategic acquisitions and to improve its internal operating and financial infrastructure, all of which will increase its operating expenses.

Because of the Company's limited operating history, management believes that period to period comparisons of its operating results are not meaningful. Although the Company has experienced significant revenue growth recently, there can be no assurance that such growth rates are sustainable, and they should not be relied upon as indicators of future performance. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development and relatively new and changing markets. There can be no assurance that the Company will be successful in addressing such risks and difficulties or that it will achieve profitability in the future.

Results of Operations

Comparison of the Three Months Ended June 30, 1997 and June 30, 1998

         Revenues. The Company's revenues increased from $88,000 for the three months ended June 30, 1997 to $874,000 for the three months ended June 30, 1998. During these two periods, set-up fees accounted for approximately 23% and 74% of total revenues, respectively. Recurring revenues accounted for approximately 76% and 25% of total revenues, respectively. The increase in revenues during these periods resulted primarily from an increase in the number of customers and higher set-up fee and transactions processing fees charged to new customers. The increase in set-up fee revenues as a percentage of total revenues resulted primarily from an increase in the number of customers and higher set-up fees charged to new customers.

         Costs of Processing, Servicing and Support. Cost of processing, servicing and support increased from $150,000 for the three months ended June 30, 1997 to $404,000 for the three months ended June 30, 1998. These costs were approximately 170% and 46% of total revenues, respectively, for these two periods. The dollar amount of costs of processing, servicing and support increased as a result of the addition of new customers and additional services and support functions required for the Company's growth. Towne Services anticipates that these costs will continue to increase as new customers are added. Costs of processing, servicing and support decreased as a percentage of revenue as a result of substantially increased revenues and improved operating efficiencies.

         Research and Development. The Company increased its research and development expenses from $34,000 for the three months ended June 30, 1997 to $102,000 for the three months ended June 30, 1998. Research and development expenses represented approximately 38% and 12% of total revenues, respectively, during these two periods. Towne Services expects that the dollar amount of research and development expenses will continue to increase as the Company recruits and hires additional experienced programmers and develops new products and services. The Company does not expect to incur significant costs to make its products Year 2000 compliant because it believes its products are currently designed to properly function through and beyond the year 2000.

         Purchased In Process Development. In connection with the acquisition of Credit Collection Solutions, Inc. in June 1998, the Company recorded a pre-tax charge of $200,000 for purchased in process development, which had not yet reached technological feasibility and had no alternative future use.

         Sales and Marketing. Sales and marketing expenses increased from $118,000 for the three months ended June 30, 1997 to $1.1 million for the three months ended June 30, 1998. Sales and marketing expenses were approximately 134% and 130% of total revenues, respectively, during these two periods. The increase in sales and marketing expenses during the second quarter of 1998 is primarily the result of significant increases in the number of sales personnel in remote locations, related travel expenses and increased costs for marketing materials used to recruit potential bank and business customers. Towne Services anticipates that sales and marketing expenses will continue to increase as it continues to expand its direct sales and marketing force and hires additional personnel to promote its indirect sales channels.

         Stock Compensation Expense. In the first quarter of 1998, Towne Services sold shares of common stock and issued options to acquire common stock at what management believed to be the fair market value of the common stock at that time. The Company retained an independent appraiser who subsequently valued the common stock at a higher price. Based upon outside sales to third parties, the independent valuation and the anticipated offering price, the Company recorded a one-time non-cash charge for the additional value. In the second quarter of 1998, the Company recorded $36,000 of stock compensation expense based upon the vesting schedules of certain of those options.

         General and Administrative. General and administrative expenses increased from $181,000 for the three months ended June 30, 1997 to $705,000 for the three months ended June 30, 1998. These costs represented approximately 205% and 81% of total revenues, respectively, for these two periods. The increase in the dollar amount of these expenses was primarily the result of increases in the number of administrative and operational employees and the costs associated with executive and administrative expenses related to the Company's growth. Towne Services anticipates that the dollar amount of these expenses will continue to increase in the near future as it upgrades internal and financial reporting systems to enhance management's ability to obtain and analyze information about its operations. Also, the Company anticipates additional costs related to being a public company, including annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and professional services fees.

         Interest (Income) Expense, Net. Interest expense increased from $26,000 for the three months ended June 30, 1997 to $67,000 for the three months ended June 30, 1998. Interest expense increased due primarily to borrowings under a $1.5 million working capital loan from Sirrom Investments, Inc. (the "Sirrom Loan Facility") obtained in late 1997, and borrowings under term loans from Citizens Bank (the "Citizens Loan") obtained early in the second quarter of 1998.

         Income Taxes. For the three months ended June 30, 1998, Towne Services had a net operating loss ("NOL") of approximately $1.8 million for federal tax purposes that will expire if not utilized by 2011 and 2012. The Company has not recognized any benefit from the future use of such NOL because management's assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

Comparison of the Six Months Ended June 30, 1997 and June 30, 1998

         Revenues. The Company's revenues increased from $185,000 for the second quarter ended June 30, 1997 to $1.4 million for the second quarter ended June 30, 1998. During these two periods, set-up fees accounted for approximately 37% and 72% of total revenues, respectively. Recurring revenues accounted for approximately 62% and 27% of total revenues, respectively. The increase in revenues during these periods resulted primarily from an increase in the number of customers and higher set-up fee and transactions processing fees charged to new customers. The increase in set-up fee revenues as a percentage of total revenues resulted primarily from an increase in the number of customers and higher set-up fees charged to new customers.

         Costs of Processing, Servicing and Support. Cost of processing, servicing and support increased from $253,000 for the six months ended June 30, 1997 to $778,000 for the six months ended June 30, 1998. These costs were approximately 137% and 55% of total revenues, respectively, for these two periods. The dollar amount of costs of processing, servicing and support increased as a result of the addition of new customers and additional services and support functions required for the Company's growth. Towne Services anticipates that these costs will continue to increase as new customers are added. Costs of processing, servicing and support decreased as a percentage of revenue as a result of substantially increased revenues and improved operating efficiencies.

         Research and Development. The Company increased its research and development expenses from $45,000 for the six months ended June 30, 1997 to $176,000 for the six months ended June 30, 1998. Research and development expenses represented approximately 24% and 12% of total revenues, respectively, during these two periods. Towne Services expects that the dollar amount of research and development expenses will continue to increase as the Company recruits and hires additional experienced programmers and develops new products and services. The Company does not expect to incur significant costs to make its products Year 2000 compliant because it believes its products are currently designed to properly function through and beyond the year 2000.

         Purchased in Process Development. In connection with the acquisition of Credit Collection Solutions, Inc. in June 1998, the Company recorded a pre-tax charge of $200,000 for purchased in process development, which had not yet reached technological feasibility and had no alternative future use.

         Sales and Marketing. Sales and marketing expenses increased from $212,000 for the six months ended June 30, 1997 to $1.6 million for the six months ended June 30, 1998. Sales and marketing expenses were approximately 115% and 114% of total revenues, respectively, during these two periods. The increase in sales and marketing expenses during the second quarter of 1998 is primarily the result of significant increases in the number of sales personnel in remote locations, related travel expenses and increased costs for marketing materials used to recruit potential bank and business customers. Towne Services anticipates that sales and marketing expenses will continue to increase as it continues to expand its direct sales and marketing force and hires additional personnel to promote its indirect sales channels.

         Stock Compensation Expense. In the first quarter of 1998, Towne Services sold shares of common stock and issued options to acquire common stock at what management believed to be the fair market value of the common stock at that time. The Company retained an independent appraiser who subsequently valued the common stock at a higher price. Based upon outside sales to third parties, the independent valuation and the anticipated offering price, the Company recorded a one-time non-cash charge for the additional value. Stock compensation expense was $6.0 million for the six months ended June 30, 1998.

         General and Administrative. General and administrative expenses increased from $351,000 for the six months ended June 30, 1997 to $$2.1 million for the six months ended June 30, 1998. These costs represented approximately 190% and 144% of total revenues, respectively, for these two periods. The increase in the dollar amount of these expenses was primarily the result of increases in the number of administrative and operational employees and the costs associated with executive and administrative expenses related to the Company's growth. Towne Services anticipates that the dollar amount of these expenses will continue to increase in the near future as it upgrades internal and financial reporting systems to enhance management's ability to obtain and analyze information about its operations. Also, the Company anticipates additional costs related to being a public company, including annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and professional services fees.

         Interest (Income) Expense, Net. Interest expense increased from $45,000 for the six months ended June 30, 1997 to $131,000 for the six months ended June 30, 1998. Interest expense increased due primarily to borrowings under a $1.5 million working capital loan from Sirrom Investments, Inc. (the "Sirrom Loan Facility") obtained in late 1997, and borrowings under term loans from Citizens Bank (the "Citizens Loan") obtained early in the second quarter of 1998.

         Income Taxes. For the six months ended June 30, 1998, Towne Services had a net operating loss ("NOL") of approximately $9.9 million for federal tax purposes that will expire if not utilized by 2011 and 2012. The Company has not recognized any benefit from the future use of such NOL because management's assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

         During the Company's short history, its operating results have varied significantly and are likely to fluctuate significantly in the future as a result of a combination of factors. These factors include: whether or not the market accepts current and future products and services; whether new competitors emerge or existing competitors gain market share faster than Towne Services; whether new technologies are developed which make Towne's systems outdated or obsolete; whether costs of doing business increase as a result of higher wages, sales commissions, taxes and other operating costs; whether seasonal trends in consumer purchasing impact the volume of transactions processed; general economic factors and the impact of potential acquisitions to Towne's operations. In addition, the amount of revenues associated with particular set-up fees can vary significantly based upon the number of products used by customers for any particular period. Towne Services establishes its expenditure levels for product development, sales and marketing and other operating expenses based, in large part, on its anticipated revenues. As a result, if revenues fall below expectations, operating results and net income are likely to be adversely and disproportionately affected because only a portion of the Company's expenses vary with its revenues.

Liquidity and Capital Resources

Since its inception, Towne Services has financed its operations primarily through sales of its equity securities in private placements and through borrowings under the Sirrom Loan Facility. Through December 1997, the Company received aggregate net proceeds of $4.3 million from the sale of its common stock. In March 1998, the Company received net proceeds of $1.5 million from the sale of its Series A Preferred Stock in a private placement.

On December 18, 1997, Towne Services entered into the Sirrom Loan Facility under which it borrowed $1.5 million for general working capital purposes. At June 30, 1998, $1.5 million remained outstanding under the Sirrom Loan. In the second quarter of 1998, Towne Services borrowed $644,000 from Citizens Bank, of which $500,000 was used to purchase certain assets and liabilities of Credit Collection Solutions, Inc. and $144,000 to finance the purchase of new office equipment for the Company's new office space. Towne Services paid off and terminated the Sirrom Loan Facility, the lines of credit and the Citizens Loan after completion of the Initial Public Offering. The Sirrom Loan Facility will mature on December 18, 2002 and accrued interest at 14% per year. The Citizens Loan in the amount of $500,000 matured on September 3, 1998 and accrued interest at 8.5% per year and the Citizens Loan in the amount of $144,000 will mature in April 2000 and accrues interest at 11.94% per year. At June 30, 1998, the Company also had a line of credit under which it could borrow up to a total of $500,000 and no amounts were outstanding under this credit facility. This line of credit was obtained for working capital purposes and matures on July 10, 2000, was secured by certain lease contracts on point of sale terminals and accrued interest at the lender's prime rate plus 1/2%. The Company currently is negotiating with certain other financial institutions to establish a credit facility for future working capital and acquisition financing, but there can be no assurance that such negotiations will be successful.

Net cash used in operating activities was approximately $713,000 for the six months ended June 30, 1997 and $3.0 million for the six months ended June 30, 1998. Net cash used in operating activities during the six months ended June 30, 1997 represents a $721,000 net loss partially offset by a $49,000 increase in accounts payable and accrued expenses, a $24,000 growth in accounts receivable and a $51,000 increase in prepaid expenses and other assets. Net cash used in operating activities during the six months ended June 30, 1998 represents a $9.9 million net loss partially offset by a $471,000 increase in accounts payable and accrued expenses, a $490,000 growth in accounts receivable, a $154,000 increase in prepaid expenses and other assets and a $378,000 decrease in stock subscriptions receivable.

Net cash used in investing activities was approximately $29,000 for the six months ended June 30, 1997 and $1.1 million for the six months ended June 30, 1998. Net cash used in investing activities during the six months ended June 30, 1997 represents $29,000 for the purchase of computer equipment used in conducting the Company's business. Net cash used in investing activities during the six months ended June 30, 1998 represents an increase of $82,000 in notes due from shareholders, $510,000 to acquire certain assets and liabilities of Credit Collection Solutions, Inc. and $521,000 for the purchase of computer equipment and other capital equipment used in conducting the Company's business.

Net cash provided by financing activities was $1.5 million in the first six months of 1997 and $3.4 million in the first six months of 1998 and consisted primarily of $1.2 million of proceeds from the issuance of securities, a five year note payable for $1.5 million, a three year note payable for $144,000 and a short term note payable for $500,000.


Effects of the Year 2000 and Accounting Standards

The Company's business and customer relationships rely on computer software programs, internal operating systems and telephone and other network communications connections. If any of these programs, systems or network connections are not programmed to recognize and properly process dates after December 31, 1999 (the "Year 2000" issue), significant system failures or errors may result which could have a material adverse effect on the business, financial condition, or results of operations of both the effected customers and the Company. Towne Services has conducted tests on its proprietary point of sale terminals, network connections and transaction processing software and believes that its TOWNE CREDIT and TOWNE FINANCE products and network connections it maintains are able to process dates after December 31, 1999. For its internal accounting and operating systems and network communications, the Company uses software and other products provided by third parties and has received warranties or other assurances that most of these products are programmed to address the Year 2000 issue. The Company plans to conduct a limited review of its internal systems and to continue to test its network connections to help insure that these programs and systems are adequately programmed to address the Year 2000 issue. Towne Services intends to modify or replace any products or systems that are unable to properly function as a result of the Year 2000 issue and currently believes it will be able to do so without incurring costs or delays which would have a material adverse effect on its financial condition.

The Company supplies point of sale terminals and other products needed to run its processing systems to its customers and Towne Services has not tested any other products or systems used in its customers' businesses. If the Company's customers do not successfully address Year 2000 issues in their operations and, as a result, experience temporary or permanent interruptions in their businesses, the Company may lose revenues from these customers, which could have a material adverse effect on its business, financial condition and results of operations. Towne Services believes that many financial institutions and small businesses (including customers of the Company) are still in the preliminary stages of analyzing their systems for Year 2000 issues. It is impossible to estimate the potential expenses involved or delays which may result from the failure of these institutions and third parties to resolve their Year 2000 issues in a timely manner and there can be no assurance that such expenses, failures or delays will not have a material adverse effect on the Company's business, financial condition or results of operations.

In June 1997, the issued FASB No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for periods beginning after December 15, 1997. The Company adopted SFAS No. 130 on January 1, 1998. The adoption of SFAS 130 did not have a material impact on the Company's financial statements as comprehensive income did not differ from the reported net loss for all periods presented.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The adoption of SFAS No. 131 will not have a material impact on the Company's financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1988 and thereafter). SFAS No. 133 cannot be applied retroactively; it must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         None

a)       Exhibits


   Exhibit    Description
     No.      -----------
     ---
     2.1      Asset Purchase Agreement by and between Towne Services, Inc.,
              Credit Collection Solutions, Inc., Burton W. Crapps and Robert M.
              Ragsdale dated as of June 11, 1998 (incorporated by reference to
              Exhibit 2.1 of the Company's Registration Statement on Form S-1
              (No. 333-53341) as declared effective by the SEC on July 30, 1998
              (the "Registration Statement").

     3.1 Amended and Restated Articles of Incorporation, as filed with the Secretary of the State of Georgia on July 29, 1998 (incorporated by reference to Exhibit 3.1 of the Registration Statement).

     3.2 Amended and Restated Bylaws, effective May 19, 1998 (incorporated by reference to Exhibit 3.2 of the Registration Statement)

     4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company.

     10.1 1998 Stock Option Plan (including Form of Stock Option Agreement) incorporated by reference to Exhibit 10.2 of the Registration
              Statement

     10.2     Amended and Restated Employment Agreement by and between Towne
              Services, Inc. and Bruce Lowthers dated as of May 18, 1998 incorporated by reference to Exhibit 10.7 of the Registration Statement

     10.3     Employment Agreement by and between Towne Services, Inc. and Cleve
              Schultz dated as of May 19, 1998 incorporated by reference to
              Exhibit 10.8 of the Registration Statement

     10.4     Promissory note dated April 1, 1998 issued to Towne Services, Inc.
              by Bruce F. Lowthers, Jr. incorporated by reference to Exhibit
              10.18 to the Registration Statement

     27       Financial Data Schedule (for SEC used only)

            b) Reports on Form 8-K - There were no reports filed on Form 8-K during the six month period ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TOWNE SERVICES, INC.



September 9, 1998              /s/  Drew W. Edwards
-----------------              -----------------------------
Date                           Drew W. Edwards
                               Chairman of the Board and Chief Executive Officer
                               (principal executive officer)


September 9, 1998              /s/ Bruce F. Lowthers, Jr.
-----------------              -------------------------------------------------
Date                           Bruce F. Lowthers, Jr.
                               Chief Financial Officer
                               (principal financial and accounting officer)

                                  EXHIBIT INDEX



   Exhibit
     No.      Description                                                                 Page
   ------     -----------                                                                 ----
     2.1      Asset Purchase Agreement by and between Towne Services, Inc.,
              Credit Collection Solutions, Inc., Burton W. Crapps and Robert M.
              Ragsdale dated as of June 11, 1998 (incorporated by reference to
              Exhibit 2.1 of the Company's Registration Statement on Form S-1
              (No. 333-53341) as declared effective by the SEC on July 30, 1998
              (the "Registration Statement").

     3.1 Amended and Restated Articles of Incorporation, as filed with the Secretary of the State of Georgia on July 29, 1998 (incorporated by reference to Exhibit 3.1 of the Registration Statement).

     3.2 Amended and Restated Bylaws, effective May 19, 1998 (incorporated by reference to Exhibit 3.2 of the Registration Statement)

     4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company.

     10.1 1998 Stock Option Plan (including Form of Stock Option Agreement) incorporated by reference to Exhibit 10.2 of the Registration
              Statement

     10.2     Amended and Restated Employment Agreement by and between Towne
              Services, Inc. and Bruce Lowthers dated as of May 18, 1998 incorporated by reference to Exhibit 10.7 of the Registration
              Statement

     10.3     Employment Agreement by and between Towne Services, Inc. and Cleve
              Schultz dated as of May 19, 1998 incorporated by reference to
              Exhibit 10.8 of the Registration Statement

     10.4     Promissory note dated April 1, 1998 issued to Towne Services, Inc.
              by Bruce F. Lowthers, Jr. incorporated by reference to Exhibit
              10.18 to the Registration Statement

     27       Financial Data Schedule (for SEC use only)