Form 10-Q
period 1998-09-30
TOWNE SERVICES INC
filed 1998-11-12
CIK 1061762

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

                                     Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _____ , __19 .
       --------------- ------------ -----

                       Commission file number : 000-24695
                                                ---------

                              --------------------

                              TOWNE SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                       Georgia                                                          62-1618121
(State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days (1) Yes X No  ; (2) Yes X   No  .
                                                --   --          --    --

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 18,697,059 shares outstanding at November 11, 1998.

================================================================================

                              TOWNE SERVICES, INC.
                               INDEX TO FORM 10-Q

                                                                                                                PAGE
          PART I                     FINANCIAL INFORMATION

              Item 1.                Financial Statements

                                     Balance Sheets as of
                                     September 30, 1998 and December 31, 1997                                     3

                                     Statements of Operations for the Three Months and
                                     Nine Months Ended September 30, 1998 and 1997                                4

                                     Statements of Cash Flows for the Nine Months
                                     Ended September 30, 1998 and 1997                                            5

                                     Notes to Financial Statements                                                6

               Item 2.               Management's Discussion and Analysis of Financial
                                     Condition and Results of Operations                                          8

          PART II                    OTHER INFORMATION

               Item 1.               Legal Proceedings                                                           18

               Item 2.               Changes in Securities and Use of Proceeds                                   18

               Item 3.               Defaults upon Senior Securities                                             18

               Item 4.               Submission of Matters to a Vote of Security Holders                         18

               Item 5.               Other Information                                                           18

               Item 6.               Exhibits and Reports on Form 8-K                                            18

          Signatures                                                                                             20

          Exhibit 27.1                                                                                           21


                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              TOWNE SERVICES, INC.
                                 BALANCE SHEETS
                    DECEMBER 31, 1997 AND SEPTEMBER 30, 1998

                                                                             DECEMBER 31,   SEPTEMBER 30,
                                                                                1997            1998
                                                                           ------------------------------
                                                                                             (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                $   2,536,439     $ 23,464,901
  Accounts receivable, net of allowance
     for uncollectible accounts of $25,000 and $70,000
     in 1997 and 1998, respectively                                              121,566        1,797,853
  Note receivable                                                                 78,990          163,985
  Other                                                                           68,273          159,984
                                                                           ------------------------------
       Total current assets                                                    2,805,268       25,586,723
                                                                           ------------------------------

PROPERTY AND EQUIPMENT, net                                                      489,849        1,483,818
DEBT ISSUANCE COSTS, net                                                         288,815                -
OTHER ASSETS, net                                                                  2,500          242,070
                                                                           ------------------------------
                                                                           $   3,586,432     $ 27,312,611
                                                                           ==============================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                         $     297,937      $   488,978
  Accrued liabilities                                                            215,109          367,942
  Accrued compensation                                                           220,300               --
  Current portion of long-term debt                                               46,757               --
                                                                           ------------------------------
     Total current liabilities                                                   780,103          856,920
                                                                           ------------------------------

LONG TERM DEBT, net of discount of $249,500 and
     $0  in 1997 and 1998, respectively                                        1,289,666               --
COMMITMENTS AND CONTINGENCIES
WARRANTS WITH REDEMPTION FEATURE                                                 255,000               --
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value; 20,000,000 shares authorized, 0
     issued and outstanding in 1997 and 1998, respectively                            --               --
  Common stock, no par value; 50,000,000 shares authorized,
     11,706,766 and 18,673,734  issued and outstanding in 1997
     and 1998, respectively                                                    4,417,696       47,203,828
  Warrants outstanding                                                            41,000           41,000
  Accumulated deficit                                                         (3,197,033)     (20,789,137)
                                                                           ------------------------------
     Total shareholders' equity                                                1,261,663       26,455,691
                                                                           ------------------------------
                                                                           $   3,586,432     $ 27,312,611
                                                                           ==============================

     The accompanying notes are an integral part of these balance sheets.

                              TOWNE SERVICES, INC.
                            STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998


                                                               FOR THE THREE              FOR THE NINE
                                                               MONTHS ENDED               MONTHS ENDED
                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                            1997          1998         1997          1998
                                                          ---------------------------------------------------
                                                              (UNAUDITED)                 (UNAUDITED)
REVENUES                                                   $ 198,086  $ 1,715,330   $   383,066  $  3,136,865

COSTS AND EXPENSES:
  Costs of processing, servicing, and support                222,417      543,741       475,165     1,321,576
  Research and development                                   114,082      117,068       158,996       293,079
  Purchased in process development                                --           --            --       200,000
  Sales and marketing                                        206,537    1,971,355       419,183     3,596,783
  Stock compensation expense                                      --       36,338            --     6,044,267
  General and administrative                                 267,661      644,746       619,392     2,696,936
                                                          ---------------------------------------------------
     Total costs and expenses                                810,697    3,313,248     1,672,736    14,152,641
                                                          ---------------------------------------------------
OPERATING LOSS                                              (612,611)  (1,597,918)   (1,289,670)  (11,015,776)
                                                          ---------------------------------------------------

OTHER EXPENSES:
  Interest (income) expense, net                              28,990     (158,155)       74,467       (27,123)
  Other expense                                                   --        3,990          (648)        4,242
  Financing costs for stock issued to nonemployees                --           --            --       323,000
                                                          ---------------------------------------------------
     Total other expenses                                     28,990     (154,165)       73,819       300,119
                                                          ---------------------------------------------------

  Loss before extraordinary loss on early extinguishment
    of debt                                               $ (641,601) $(1,443,753)  $(1,363,489) $(11,315,895)
                                                          ---------------------------------------------------

  Extraordinary loss on early extinguishment of debt
                                                                  --      476,239            --       476,239
                                                          ---------------------------------------------------

NET LOSS                                                  $ (641,601) $(1,919,992)  $(1,363,489) $(11,792,134)

PREFERRED STOCK DIVIDENDS                                         --           --            --    (5,108,000)

ACCRETION OF WARRANTS WITH REDEMPTION  FEATURE                    --     (196,975)           --      (691,972)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
   BEFORE EXTRAORDINARY LOSS:
                                                          ===================================================
Basic                                                     $ (641,601) $(1,640,728)   (1,363,489)  $(17,115,867)
                                                          ===================================================
Diluted                                                   $ (641,601) $(1,640,728)   (1,363,489)  $(17,115,867)
                                                          ===================================================

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
   PER COMMON SHARE BEFORE EXTRAORDINARY LOSS:
Basic                                                          (0.07)       (0.10)        (0.15)        (1.20)
                                                          ===================================================
Diluted                                                        (0.07)       (0.10)        (0.15)        (1.20)
                                                          ===================================================

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
                                                          ====================================================
Basic                                                     $ (641,601) $(2,116,967)  $(1,363,489)  $(17,592,106)
                                                          ====================================================
Diluted                                                   $ (641,601) $(2,116,967)  $(1,363,489)  $(17,592,106)
                                                          ====================================================

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
     PER COMMON SHARE:
Basic                                                     $    (0.07) $     (0.12)  $     (0.15)  $      (1.23)
                                                          ====================================================
Diluted                                                   $    (0.07) $     (0.12)  $     (0.15)  $      (1.23)
                                                          ====================================================

Weighted Average Common Shares Outstanding                 9,683,793   16,997,071     9,069,323     14,309,909
                                                          ====================================================


       The accompanying notes are an integral part of these statements.

                              TOWNE SERVICES, INC.
                            STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                1997           1998
                                                                           ---------------------------
                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                  $(1,363,489)  $(11,792,134)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
      Compensation expense recognized for stock
         option grants                                                               --      6,044,267
      Financing costs for stock issued to nonemployees                               --        323,000
      Extraordinary loss from early extinguishment of debt                           --        476,239
      Purchase in process development                                                --        200,000
      Depreciation and amortization                                              30,472        164,320
      Amortization of debt financing fees                                        24,043         13,496
      Amortization of debt discount                                                  --         33,025
      Changes in operating assets and liabilities, net of assets acquired:
           Accounts receivable                                                  (65,006)    (1,616,380)
           Prepaid & other assets                                                12,652       (185,130)
           Stock subscriptions receivable                                            --        427,500
           Accounts payable                                                     125,891        191,041
           Accrued liabilities                                                   46,657        838,830
           Accrued compensation                                                      --       (906,297)
           Deferred revenue                                                     (13,103)            --
                                                                           ---------------------------
                   Total adjustments                                            161,606      6,003,911
                                                                           ---------------------------
                    Net cash used in operating activities                    (1,201,883)    (5,788,223)
                                                                           ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Note receivable from shareholder                                              (78,990)       (84,995)
  Purchase of Credit Collection Solutions, Inc., net of cash acquired                --       (510,000)
  Purchase of property and equipment, net                                      (226,534)    (1,104,040)
                                                                           ---------------------------
                    Net cash used in investing activities                      (305,524)    (1,699,035)
                                                                           ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                       882,903             --
  Repayment of debt                                                             (67,297)    (2,236,761)
  Proceeds from long-term borrowings                                             59,535        628,849
  Proceeds from issuance of preferred stock                                          --      1,500,000
  Proceeds from issuance of common stock                                      1,369,888     28,523,632
                                                                           ---------------------------
                    Net cash provided by financing activities                 2,245,029     28,415,720
                                                                           ---------------------------
NET INCREASE IN CASH                                                            731,622     20,928,462
CASH AND CASH EQUIVALENTS, beginning of period                                  151,082      2,536,439
                                                                           ===========================
CASH AND CASH EQUIVALENTS, end of period                                    $   888,704   $ 23,464,901
                                                                           ===========================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes                                                  $        --   $         --
                                                                           ===========================
Cash paid for interest                                                      $     6,761   $    234,058
                                                                           ===========================



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


2.       BASIS OF PRESENTATION

UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying financial statements and footnote data as of September 30, 1998 and for the three and nine months ended September 30, 1997 and 1998 are unaudited. In the opinion of the management of the Company, these financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial statements. Certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998 or for any other future periods.

3.       INITIAL PUBLIC OFFERING

On July 30, 1998 the Company's initial public offering (the "Initial Public Offering") was declared effective by the Securities and Exchange Commission. In the Initial Public Offering, the Company sold 3,850,000 shares of common stock at $8.00 per share. The Company received proceeds of $27.0 million (net), after deducting underwriting discounts and other offering expenses related to the Initial Public Offering. Upon completion of the Initial Public Offering, all outstanding shares of Series A Preferred Stock were converted to 1,217,903 shares of common stock and warrants for 308,982 shares of common stock were exercised.

4.       NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for periods beginning after December 15, 1997. The Company adopted SFAS No. 130 on January 1, 1998. The adoption of SFAS 130 did not have a material impact on the Company's financial statements as comprehensive income did not differ from the reported net loss for all periods presented.

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

5.       ACQUISITION

In June 1998, the Company acquired certain assets and liabilities of Credit Collection Solutions, Inc. ("CCS") for approximately $510,000 cash and the issuance of up to 100,000 shares of the Company's common stock if certain financial results are achieved. CCS is a developer of computer software for processing payments and tracking collections. In connection with the acquisition, the Company recorded a pre-tax charge of $200,000 for purchased in process development, which had not reached technological feasibility and had no alternative future use.

6.       NOTES PAYABLE AND LONG TERM OBLIGATIONS

In August 1998, the Company repaid all current and long term debt obligations. This resulted in an extraordinary one-time charge to net income of $476,000, or $.03 per share, which is comprised of $218,000 unamortized discount on a note payable to Sirrom Investments, Inc. (the "Sirrom Note") and $258,000 deferred debt issuance costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with Towne Services' financial statements and the related notes thereto included elsewhere in this quarterly report. This discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this quarterly report and include all statements that are not historical statements of fact regarding the intent, anticipation, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy (including, but not limited to, the Company's development and implementation of its products and services); and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," "plan," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from these forward-looking statements as a result of many factors, including the Company's limited operating history; the inability to achieve or maintain profitability; the inability to attract and retain sales and marketing personnel or enter new marketing alliances; inability to obtain, continue and manage growth or execute agreements with new customers; market acceptance of new products and enhancements; increased competition; possible system failures; rapid changes in technology; and the other factors discussed in the Company's registration statement on Form S-1 (No. 333-53341) as declared effective by the Securities and Exchange Commission on July 30, 1998, including the "Risk Factors" section contained therein.


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

On July 30, 1998 the Company's Initial Public Offering was declared effective by the Securities and Exchange Commission. In the Initial Public Offering, the Company sold 3,850,000 shares of common stock at $8.00 per share. The Company received proceeds of $27.0 million (net), after deducting underwriting discounts and other expenses related to the Initial Public Offering. Upon completion of the Initial Public Offering, all outstanding shares of Series A Preferred Stock were converted to 1,217,903 shares of common stock and warrants for 308,982 shares of common stock were exercised.

During the nine months ended September 30, 1997 and 1998, the Company invested the majority of its resources in researching and developing its products, expanding its marketing activities, building community bank and merchant sales channels and developing its general and administrative infrastructure.

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

Sales and marketing expenses consist primarily of salaries and commissions, travel expenses, advertising, trade show expenses, and costs of marketing materials. These expenses also include the costs incurred to develop the Company's indirect marketing channels.

Towne Services had net losses of approximately $642,000 and $1.9 million for the three months ended September 30, 1997 and 1998, respectively. For the nine months ended September 30, 1997 and 1998, the Company had net losses of approximately $1.4 million and $11.8 million, respectively. As of December 31, 1997, the Company had an accumulated deficit of $3.2 million. As of September 30, 1998, this accumulated deficit was $20.8 million. Approximately $12.8 million of this accumulated deficit resulted from one-time non-cash charges.

The Company's business has grown rapidly with total revenues increasing from $383,000 for the nine months ended September 30, 1997 to $3.1 million for the nine months ended September 30, 1998. However, the Company has experienced net losses in each of these periods and expects to continue to incur losses for the foreseeable future. The number of Towne Services employees increased from 25 at September 30, 1997 to 139 at September 30, 1998. The Company currently intends to expand its sales and marketing operations, to invest more in product research and development, to pursue strategic acquisitions and to improve its internal operating and financial infrastructure, all of which will increase its operating expenses.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1998

         Revenues. The Company's revenues increased from $198,000 for the three months ended September 30, 1997 to $1.7 million for the three months ended September 30, 1998. During these two periods, set-up fees accounted for approximately 65% and 58% of total revenues, respectively. Recurring revenues accounted for approximately 35% and 32% of total revenues, respectively. The increase in revenues resulted primarily from an increase in the number of customers and higher set-up fee and transaction processing fees charged to new customers.

         Costs of Processing, Servicing and Support. Costs of processing, servicing and support increased from $222,000 for the three months ended September 30, 1997 to $544,000 for the three months ended September 30, 1998. These costs were approximately 112% and 32% of total revenues, respectively, for these two periods. The dollar amount of costs of processing, servicing and support increased as a result of the addition of new customers and additional services and support functions required for the Company's growth. Towne Services anticipates that these costs will continue to increase as new customers are added. Costs of processing, servicing and support decreased as a percentage of revenue as a result of substantially increased revenues and improved operating efficiencies.

         Research and Development. The Company increased its research and development expenses from $114,000 for the three months ended September 30, 1997 to $117,000 for the three months ended September 30, 1998. Research and development expenses represented approximately 58% and 7% of total revenues, respectively, during these two periods. Towne Services expects that the dollar amount of research and development expenses will continue to increase as the Company recruits and hires additional experienced programmers and develops new products and services. The Company does not expect to incur significant costs to make its products year 2000 compliant because it believes its products are currently designed to properly function through and beyond the year 2000. See "-Effects of the year 2000."

         Sales and Marketing. Sales and marketing expenses increased from $207,000 for the three months ended September 30, 1997 to $2.0 million for the three months ended September 30, 1998. Sales and marketing expenses were approximately 104% and 115% of total revenues, respectively, during these two periods. The increase in sales and marketing expenses during the third quarter of 1998 is primarily the result of significant increases in the number of sales personnel in remote locations, related travel expenses and increased costs for marketing materials used to recruit potential bank and business customers. Towne Services anticipates that sales and marketing expenses will continue to increase as it continues to expand its direct sales and marketing force and hires additional personnel to promote its indirect sales channels.

         Stock Compensation Expense. In the first quarter of 1998, Towne Services sold shares of common stock and issued options to acquire common stock at what management believed to be the fair market value of the common stock at that time. The Company retained an independent appraiser who subsequently valued the common stock at a higher price. Based upon outside sales to third parties, the independent valuation and the anticipated Initial Public Offering price at the time, the Company recorded a one-time non-cash charge for the additional value. In the third quarter of 1998, the Company recorded $36,000 of stock compensation expense based upon the vesting schedules of certain of these options.

         General and Administrative. General and administrative expenses increased from $268,000 for the three months ended September 30, 1997 to $645,000 for the three months ended September 30, 1998. These costs represented approximately 135% and 38% of total revenues, respectively, for these two periods. The increase in the dollar amount of these expenses was primarily the result of increases in the number of administrative and operational employees and the costs associated with executive and administrative expenses related to the Company's growth. Towne Services anticipates that the dollar amount of these expenses will continue to increase in the near future as it upgrades internal and financial reporting systems to enhance management's ability to obtain and analyze information about its operations. Also, the Company anticipates additional costs related to being a public company, including annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and professional services fees.

         Interest (Income) Expense, Net. For the three months ended September 30, 1997, the Company reported net interest expense of $29,000. For the three months ended September 30, 1998, the Company reported net interest income of $158,000. Interest expense decreased as a result of the payoff of certain debt obligations and interest income increased as a result of earnings on investments of cash proceeds received from the Initial Public Offering.

         Extraordinary Loss. For the three months ended September 30, 1998, the Company reported an extraordinary loss resulting from the early extinguishment of debt in the amount of $476,000. The extraordinary loss was comprised of $218,000 unamortized discount on the Sirrom Note and $258,000 in deferred debt issuance costs. See Note 6 of Notes to Towne's Financial Statements.

         Income Taxes. For the three months ended September 30, 1998, Towne Services had a net operating loss ("NOL") of approximately $1.9 million for federal tax purposes that will expire if not utilized by 2011 and 2012. The Company has not recognized any benefit from the future use of such NOL because management's assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1998

         Revenues. The Company's revenues increased from $383,000 for the nine months ended September 30, 1997 to $3.1 million for the nine months ended September 30, 1998. During these two periods, set-up fees accounted for approximately 53% and 64% of total revenues, respectively. Recurring revenues accounted for approximately 47% and 31% of total revenues, respectively. The increase in revenues during these periods resulted primarily from an increase in the number of customers and higher set-up fee and transactions processing fees charged to new customers. The increase in set-up fee revenues as a percentage of total revenues resulted primarily from an increase in the number of customers and higher set-up fees charged to new customers.

         Costs of Processing, Servicing and Support. Costs of processing, servicing and support increased from $475,000 for the nine months ended September 30, 1997 to $1.3 million for the nine months ended September 30, 1998. These costs were approximately 124% and 42% of total revenues, respectively, for these two periods. The dollar amount of costs of processing, servicing and support increased as a result of the addition of new customers and additional services and support functions required for the Company's growth. Towne Services anticipates that these costs will continue to increase as new customers are added. Costs of processing, servicing and support decreased as a percentage of revenue as a result of substantially increased revenues and improved operating efficiencies.

         Research and Development. The Company increased its research and development expenses from $159,000 for the nine months ended September 30, 1997 to $293,000 for the nine months ended September 30, 1998. Research and development expenses represented approximately 42% and 9% of total revenues, respectively, during these two periods. Towne Services expects that the dollar amount of research and development expenses will continue to increase as the Company recruits and hires additional experienced programmers and develops new products and services. The Company does not expect to incur significant costs to make its products year 2000 compliant because it believes its products are currently designed to properly function through and beyond the year 2000. See "-Effects of the Year 2000."

         Purchased in Process Development. In connection with the acquisition of Credit Collection Solutions, Inc. in June 1998, the Company recorded a pre-tax charge of $200,000 for purchased in-process development, which had not yet reached technological feasibility and had no alternative future use. See
Note 5 of Notes to Towne's Financial Statements.

         Sales and Marketing. Sales and marketing expenses increased from $419,000 for the nine months ended September 30, 1997 to $3.6 million for the nine months ended September 30, 1998. Sales and marketing expenses were approximately 109% and 115% of total revenues, respectively, during these two periods. The increase in sales and marketing expenses during the first nine months of 1998 is primarily the result of significant increases in the number of sales personnel in remote locations, related travel expenses and increased costs for marketing materials used to recruit potential bank and business customers. Towne Services anticipates that sales and marketing expenses will continue to increase as it continues to expand its direct sales and marketing force and hires additional personnel to promote its indirect sales channels.

         Stock Compensation Expense. In the first quarter of 1998, Towne Services sold shares of common stock and issued options to acquire common stock at what management believed to be the fair market value of the common stock at that time. The Company retained an independent appraiser who subsequently valued the common stock at a higher price. Based upon outside sales to third parties, the independent valuation and the anticipated Initial Public Offering price at the time, the Company recorded a one-time non-cash charge for the additional value. Stock compensation expense was $6.0 million for the nine months ended September 30, 1998.

         General and Administrative. General and administrative expenses increased from $619,000 for the nine months ended September 30, 1997 to $2.7 million for the nine months ended September 30, 1998. These costs represented approximately 162% and 86% of total revenues, respectively, for these two periods. The increase in the dollar amount of these expenses was primarily the result of increases in the number of administrative and operational employees and the costs associated with executive and administrative expenses related to the Company's growth. Towne Services anticipates that the dollar amount of these expenses will continue to increase in the near future as it upgrades internal and financial reporting systems to enhance management's ability to obtain and analyze information about its operations. Also, the Company anticipates additional costs related to being a public company, including annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and professional services fees.

         Interest (Income) Expense, Net. For the nine months ended September 30, 1997, the Company reported net interest expense of $74,000. For the nine months ended September 30, 1998, the Company reported net interest income of $27,000. Interest expense for these periods decreased as a result of the repayment of debt obligations and interest income increased as a result of earnings on investments of cash proceeds received from the Initial Public Offering.

         Extraordinary Loss. For the nine months ended September 30, 1998 the Company reported an extraordinary loss resulting from the early extinguishment of debt in the amount of $476,000. The extraordinary loss was comprised of $218,000 unamortized discount on the Sirrom Note and $258,000 deferred debt issuance costs. See Note 6 of Notes to Towne's Financial Statements.

         Income Taxes. For the nine months ended September 30, 1998, Towne Services had NOL of approximately $11.8 million for federal tax purposes that will expire if not utilized by 2011 and 2012. The Company has not recognized any benefit from the future use of such NOL because management's assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

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

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, Towne Services has financed its operations primarily through sales of its equity securities in private placements and through borrowings under the Sirrom Note. Through December 1997, the Company received aggregate net proceeds of $4.3 million from the sale of its common stock. In March 1998, the Company received net proceeds of $1.5 million from the sale of its Series A Preferred Stock in a private placement. In July 1998, the Company received net proceeds of $27.0 million from the Initial Public Offering.

In August 1998, Towne Services paid off all current and long term debt obligations, which consisted of the Sirrom Note, certain lines of credit and a loan from Citizen's Bank, with proceeds received from the Initial Public Offering. The early extinguishment of certain debt obligations resulted in an extraordinary loss of $476,000, which is comprised of $218,000 unamortized discount on the Sirrom Note and $258,000 in deferred debt issuance costs. The Company currently is negotiating with certain other financial institutions to establish a credit facility for future working capital and acquisition financing, but there can be no assurance that such negotiations will be successful.

Net cash used in operating activities was approximately $1.2 million for the nine months ended September 30, 1997 and $5.8 million for the nine months ended September 30, 1998. Net cash used in operating activities during the nine months ended September 30, 1997 represents a $1.4 million net loss partially offset by a $173,000 increase in accounts payable and accrued expenses, a $65,000 increase in accounts receivable and a $13,000 decrease in prepaid expenses and other assets. Net cash used in operating activities during the nine months ended September 30, 1998 represents a $11.8 million net loss partially offset by a $124,000 increase in accounts payable and accrued expenses, a $1.6 million increase in accounts receivable, a $185,000 increase in prepaid expenses and other assets and a $428,000 decrease in stock subscriptions receivable.

Net cash used in investing activities was approximately $306,000 for the nine months ended September 30, 1997 and $1.7 million for the nine months ended September 30, 1998. Net cash used in investing activities during the nine months ended September 30, 1997 represents an increase of $227,000 for the purchase of computer equipment used in conducting the Company's business and an increase of $79,000 of notes receivable due from a shareholder. Net cash used in investing activities during the nine months ended September 30, 1998 represents an increase of $85,000 in notes due from shareholders, $510,000 to acquire certain assets and liabilities of Credit Collection Solutions, Inc. and $1.1 million for the purchase of computer equipment and other capital equipment used in conducting the Company's business.

Net cash provided by financing activities was $2.2 million for the nine months ended September 30, 1997 and $28.4 million for the nine months ended September 30, 1998, which consisted primarily of $27.0 million of net proceeds received from the Initial Public Offering, proceeds from the issuance of other securities and payment of all outstanding debt obligations.

EFFECTS OF THE YEAR 2000

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

EFFECTS OF ACCOUNTING STANDARDS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for periods beginning after December 15, 1997. The Company adopted SFAS No. 130 on January 1, 1998. The adoption of SFAS 130 did not have a material impact on the Company's financial statements as comprehensive income did not differ from the reported net loss for all periods presented.

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

                           PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS
                  None

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                           On July 30, 1998 the Company's Initial Public
                  Offering was declared effective by the Securities and Exchange Commission. In the Initial Public Offering, the Company sold 3,850,000 shares of common stock at $8.00 per share. The Company received proceeds of $27.0 million (net), after deducting underwriting discounts of $2.2 million and expenses related to the Initial Public Offering. Upon completion of the Initial Public Offering, all outstanding shares of Series A Preferred Stock were converted to 1,217,903 shares of common stock and warrants for 308,982 shares of common stock were exercised.

                           Use of proceeds from the effective date of the
                  Initial Public Offering on July 30, 1998 to the period ended September 30, 1998 have been as follows:

                           1. $2.2 million for the repayment of indebtedness outstanding under the Company's loan facility with Sirrom Investments, Inc., and the Company's loan from Citizens Bank

                           2. $4.0 million for working capital and general corporate purposes.

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  None

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  On July 24, 1998, the Company's shareholders, acting by unanimous written consent in lieu of a special meeting, approved the Company's Amended and Restated Articles of Incorporation (Exhibit 3.1 hereto) and approved the Company's 1998 Stock Option Plan (Exhibit 10.1 hereto).

         ITEM 5.  OTHER INFORMATION
                  None

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

         Exhibit  Description
          No.

          3.1 Amended and Restated Articles of Incorporation, as filed with the Secretary of the State of Georgia on July 29, 1998 (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (No. 333-53341) as declared effective by the SEC on July 30, 1998 (the "Registration Statement")).

          3.2 Amended and Restated Bylaws, effective May 19, 1998 (incorporated by reference to Exhibit 3.2 of the Registration Statement).

          4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company.

         10.1 1998 Stock Option Plan (including Form of Stock Option Agreement) (incorporated by reference to Exhibit 10.2 of the Registration Statement).

         27       Financial Data Schedule (for SEC use only).

         b)       Reports on Form 8-K.

                  There were no reports filed on Form 8-K during the three month period ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TOWNE SERVICES, INC.


November 12, 1998                    /s/  Drew W. Edwards
-----------------                    -------------------------------------------------
Date                                 Drew W. Edwards
                                     Chairman of the Board and Chief Executive Officer
                                     (principal executive officer)


November 12, 1998                    /s/ Bruce F. Lowthers, Jr.
-----------------                    -------------------------------------------------
Date                                 Bruce F. Lowthers, Jr.
                                     Chief Financial Officer
                                     (principal financial and accounting officer)