Form 10-K
period 1998-12-31
TOWNE SERVICES INC
filed 1999-03-26
CIK 1061762

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year ended December 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________

                       COMMISSION FILE NUMBER:        000-24695

                              TOWNE SERVICES, INC.
                   (Exact name of registrant in its charter)

                        Georgia                                             62-1618121
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

 3295 River Exchange Drive, Suite 350, Norcross, Georgia                       30092
      (Address of principal executive offices)                              (Zip Code)


   (Registrant's telephone number, including area code):                   (770) 734-2680

Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                (Title of class)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value                    Nasdaq National Market
   (Title of each class)           (Name of each exchange on which registered)

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                       ----     ----

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

The estimated aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on March 24, 1999, as reported on the National Association of Securities Dealers Automated Quotation System, was $91,988,000. As of March 24,
1999, the Registrant had 19,782,313 shares of Common Stock outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE

         PORTIONS OF THE PROXY STATEMENT FOR THE REGISTRANT'S 1999 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 21, 1999 ARE INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.

                               INDEX OF FORM 10-K


                                                                                                               PAGE
                                                                                                               ----

Part I

Item 1.        Business...........................................................................................1

Item 2.        Properties........................................................................................15

Item 3.        Legal Proceedings.................................................................................15

Item 4.        Submission of Matters to a Vote of Security Holders...............................................15

Part II

Item 5.        Market for Registrant's Common Equity and Related Shareholder Matters.............................16

Item 6.        Selected Financial Data...........................................................................18

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.............20

Item 7A.       Quantitative and Qualitative Disclosure About Market Risk.........................................29

Item 8.        Consolidated Financial Statements and Supplementary Data..........................................29

Item 9.        Changes and Disagreements with Accountants in Accounting and Financial Disclosures................29

Part III

Item 10.       Directors and Executive Officers of the Registrant................................................30

Item 11.       Executive Compensation............................................................................30

Item 12.       Security Ownership Of Certain Beneficial Owners And Management....................................30

Item 13.       Certain Relationships And Related Transactions....................................................30

Part IV

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................30

                                     PART I

ITEM 1.  BUSINESS

         This Annual Report contains several "forward-looking statements" concerning Towne Services' operations, performance, prospects, strategies and financial condition, including its future economic performance, intent, plans and objectives and the likelihood of success in developing and expanding its business. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond the control of Towne Services. Words such as "may," "would," could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate" are meant to identify such forward-looking statements. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

- Towne's limited operating history and whether it will be able to achieve or maintain profitability;
- whether Towne can attract and retain sales and marketing personnel or enter new marketing alliances to grow its business;
- whether Towne can obtain, continue and manage growth or execute agreements with new customers;
- whether the market will accept new products and enhancements from Towne;
- whether Towne can successfully integrate the operations of companies it acquires;
-        increased competition;
- the unknown effects of possible system failures and rapid changes in technology; and
- other factors discussed in this Annual Report and in Towne's registration statement on Form S-1 (No. 333-53341) as declared effective by the Securities and Exchange Commission on July 30, 1998, including the "Risk Factors" section contained therein.

GENERAL

         Towne Services designs, develops and markets products and services that convert the in-house credit transactions of small businesses into automated accounts which are processed electronically in much the same way as credit card transactions are processed. Usually, small business in-house credit transactions are completed without a credit card or cash, are recorded and processed manually and then billed to the customer at a later date. To automate this process, Towne offers three main electronic processing systems, TOWNE CREDIT SM, TOWNE FINANCE SM and CASHFLOW SM MANAGER, which process small business' in-house credit transactions. These products also facilitate the financing of these in-house credit accounts by the small business' bank.

         The TOWNE CREDIT system electronically processes in-house consumer credit transactions for small and medium size retail merchants. The TOWNE FINANCE system, a commercial version of TOWNE CREDIT, and the CASHFLOW MANAGER system are automated asset management and financing systems that process business-to-business credit transactions for small commercial businesses. Through the use of Towne's products and services, small businesses can automate their business records, accelerate cash flow, provide better customer service, reduce paperwork and shift many other administrative burdens to Towne Services. In addition, Towne provides banks with complementing products and services that enable them to generate interest-bearing revolving credit accounts by financing the accounts receivable of these small businesses. Through the use of Towne's products, banks can monitor customers' accounts receivable and generate detailed status reports, and may attract new business customers who, in turn, may become customers of Towne Services.

         Towne's electronic processing systems enable businesses to offer in-house credit to their customers at costs comparable to traditional credit card transactions. As with credit card transactions, the business pays a discount fee to the bank on each transaction. In addition, the business' customer pays interest and fees to the bank for amounts owed by the customer for purchases made on in-house credit. The discount fees and interest create a pool of funds from which Towne Services collects its transaction fees. The remaining amounts generate fee income for the bank. Towne Services also generates revenue by charging its business and bank customers initial set-up fees.

TOWNE SERVICES' MARKET

         Towne Services provides its products and services to retail merchants and small commercial businesses that extend in-house credit to their customers and to the banks these businesses use. The electronic payments processing industry generally has not offered Towne's target customers a way to process their in-house credit transactions electronically, focusing instead on credit and debit card transactions. Maintaining and processing manual in-house charge accounts can be time consuming and costly. The business owner usually records data by hand, updates books and records, purchases supplies for rendering invoices, prepares and mails statements and collects payment. These businesses often must wait weeks or even months to receive their money. Historically, banks have not provided accounts receivable financing due to their inability to control the assets securing these business loans, the costly administrative burdens and the lack of timely information.

         A variety of small and medium size retail merchants use the TOWNE CREDIT system, including hardware stores, clothing stores, florists, auto parts stores, pharmacies and private clubs. Towne Services markets the TOWNE FINANCE and CASHFLOW MANAGER products and services to small commercial businesses, such as furniture manufacturers, equipment distributors, plumbing suppliers and other industry supply stores. Many of these small businesses extend in-house credit and process these credit transactions manually. Towne's processing systems allow small businesses to automate these in-house accounts and provide a convenient service to customers who prefer to purchase items on credit.

TOWNE SERVICES' STRATEGIES

         Towne Services grew significantly during 1998. The total numbers of sales people, bank contracts and business customers for TOWNE CREDIT, TOWNE FINANCE and CASHFLOW MANAGER as of the end of each quarter in 1998 follow:

                                                         1998
                                 ---------------------------------------------------
                                    March        June           Sept.       Dec. (1)
                                 ----------   -----------    ----------   ----------
Sales people.............            33           61              81          99
Bank contracts...........           122          177             283         641
Business customers.......           161          279             507        1662

(1) On December 1, 1998, Towne completed its acquisition of Banking Solutions, Inc., a Texas-based provider of accounts receivable financing products and services. The December 1998 numbers on the above table include the effects of this acquisition.

         Towne's goal is to continue to grow significantly to become one of the leading providers of electronic processing products and services for the in-house credit transactions of small and medium size businesses in the United States. Towne Services plans to attain this goal by implementing the following key business strategies:

Expand Direct Sales and Marketing Efforts Nationwide

         During 1998, Towne Services expanded its direct sales and marketing force from 15 persons in 7 states to 99 persons in 35 states. Of this total, 34 persons are dedicated to developing bank customer relationships and 65 persons are focused on developing small business customers. Towne intends to continue aggressively hiring sales and marketing personnel nationwide to strengthen its direct marketing efforts, increase its customer base and expand into new markets. Towne also plans to increase its participation in conventions, seminars and trade programs which cater to small and medium size businesses and the banks that service these businesses across the United States.

Continue to Leverage Bank Relationships

         The executive officers and directors of Towne Services have an average of over 15 years experience in the electronic processing and financial services industries, and all 12 members of its board of directors have experience in the management of banks or companies that have banks as customers. Towne's management leverages these expertise and contacts to develop relationships with banks and banking organizations. Through these relationships, Towne Services believes it attracts business customers that would be difficult to reach through traditional marketing methods. In addition, Towne intends to provide new products and services that may allow banks to attract new customers for both the banks and Towne Services. Towne Services plans to sign additional agreements with existing bank customers to offer its new products and services and to leverage these relationships to develop new bank customers in its current and future markets.

Enter New Relationships For Marketing and Product Enhancements

         Towne Services has established marketing and other business relationships that enhance its products and services and its channels of distribution. Towne has agreements with several companies, which provide statement processing services, collection services, lockbox management services and internet bill payment services to complement the TOWNE CREDIT, TOWNE FINANCE and CASHFLOW MANAGER systems. Towne Services also has agreements with entities that have banks as their customers, under which these other companies and organizations encourage their bank customers to use Towne's systems. Towne intends to enter more relationships with companies that can expand the number of its products and services, complement its existing and future systems and provide access to large groups of banks and small businesses.

Maximize Electronic Link to Customers

         When a business customer installs TOWNE CREDIT and TOWNE FINANCE, it establishes an electronic link with Towne Services. Towne intends to maximize this electronic distribution channel by developing and implementing multiple products and services that the customer can access through its connection to Towne Services to help automate its operations, run its business more efficiently and provide better service for its customers. Towne Services plans to use this electronic connection to cross-market both existing and new products and services to its customers, which should allow it to develop and maintain long-term customer relationships.

Acquire Complementary Companies and Products

         Towne Services intends to acquire providers of complementary products and services that may enhance and expand its operations, product and service offerings, market share or geographic presence. For example, in December 1998, Towne Services acquired Banking Solutions, Inc., a Texas-based provider of accounts receivable financing products to banks and their commercial customers under the name CASHFLOW SM MANAGER. For more information on Towne's acquisitions, please see "-- Acquisitions of Complementary Companies and Products."

PRODUCTS AND SERVICES

         Towne Services designs its products and services to be simple to use, fast and reliable. Towne's automated processing systems, TOWNE CREDIT and TOWNE FINANCE, process in-house credit transactions for small businesses in much the same way as credit card transactions are processed. The CASHFLOW MANAGER system is similar to the TOWNE FINANCE system except that commercial business customers manually transmit their transaction information to their banks for processing.

         TOWNE CREDIT

         TOWNE CREDIT is an automated transaction processing system designed for consumer-based credit transactions conducted by small businesses. The system uses remote point of sale terminals and communications networks to capture and transmit transaction data and generate a "virtual credit card" account funded by a business' bank. A typical in-house credit transaction for Towne Services' business customers is processed through TOWNE CREDIT as follows:

         Step 1: The participating business sells goods or services on an in-house account. No money changes hands and no credit cards are used.

         Step 2: The business enters sales information at the point of sale into an electronic cash register or computer terminal loaded with Towne Services' proprietary computer software.

         Step 3: The business owner closes out its daily transactions and electronically transmits transaction data to Towne Services through the computer system across telecommunications lines.

         Step 4: Towne Services processes the data, calculates receivables, performs other accounting functions and transmits reports to the business and its community bank upon request by the next business day.

         Step 5: The community bank retrieves the sales and payment information and advances funds to the business' bank account based upon pre-set lending terms.

         Step 6: Towne Services bills the business' customer, collects and processes the customer's payment and transmits payment information to the bank for credit to the business' bank account.

         Steps 1 and 2. When a customer makes a purchase on account, a store clerk records the transaction on a point of sale terminal provided by Towne Services. The PC-based terminal stores names and addresses of customers, account balances and payment activity, which the business owner can retrieve quickly at the point of sale. The business can use this terminal instead of the traditional cash register, as it will record and store information from cash sales and credit and debit card transactions. Businesses that do not want a new terminal can have the TOWNE CREDIT software loaded on an existing computer. The TOWNE CREDIT system captures the transaction data, including dollar amount and customer information, for use in billing, tracking inventory and generating sales and tax reports. The bank leases the TOWNE CREDIT point of sale terminal from Towne Services and provides it to the business. Towne customizes and regularly updates the software that drives the terminals and provides terminal maintenance services for its customers.

         Steps 3 and 4. On a daily basis, the business owner or manager transmits the sales activity by batch to Towne's computer processing center in Norcross, Georgia, across an ordinary telephone line or Internet connection. Towne's customer communication software enables it to support a wide range of business customers, including those in rural areas that might otherwise have difficulty in transmitting data because of unstable land line communications. Towne Services' communications and computer processing systems are flexible and scalable, meaning that it can add more processing capacity, increase processing speed and support numerous customer operating systems and data protocols. Towne's electronic processing network is capable of simultaneously managing batches of transactions from multiple businesses and data from numerous days' transactions from a single business. Towne's system provides for the redundant capture of transaction data at both the point of sale terminal and at its communications network center. This data capture redundancy helps to protect the business and Towne against potential loss of data.

         Towne's systems process data from purchase transactions, calculate receivables, post these transactions and perform other accounting functions automatically. Towne Services can program its systems to generate daily customized receivables, ledger and other reports used by its customers to manage their businesses. Towne's network systems then transmit reports to businesses and their banks by the business day following receipt of transaction data.

         Steps 5 and 6. The community bank that serves the business usually offers a line of credit, in which case the bank funds the prior day's sales at discounts similar to those in major credit card transactions. Through a graphic interface with Towne's communications server, the bank has daily access to the information it needs to finance the business' accounts receivable. If no line of credit is in place, the business' funds are deposited at the bank as they are collected by Towne. TOWNE CREDIT works with the bank's current loan processing systems and creates the general ledger account entries necessary for the bank to account for the line of credit loans to the business. Towne Services assumes no credit risk from business customers in these transactions.

         With TOWNE CREDIT, many administrative burdens of running a small business are outsourced to Towne Services. Towne generates and prints statements and sends them to the business' customers. Towne Services maintains an automated lock box through which payments can be received. The lock box gives the business the benefit of controlled remittance processing and allows the bank to control the payments associated with the accounts, thus applying them to the outstanding loan balance. If a customer chooses to pay the business directly when he or she receives the bill, the business owner can record that payment in the point of sale terminal to be processed electronically on Towne's system. The system allows businesses to quickly track account balances and payment history and verify customer transaction information by checking the receivables reports generated or, if needed, by dialing into Towne's processing network to verify or update information.

         Towne Services also settles payments for its customers. Settlement involves managing a record of each business transaction and transferring funds received to the business' community bank for credit to its bank account. Towne transmits, upon request, transaction information directly to the bank and arranges for funds to be transferred from its automated lock box via Automated Clearing House (ACH) or Fedwire transfer to the community bank. Funds are then transferred to the business' bank account via the bank's internal deposit system. Settlement payments made to the business' bank account reflect a discount from the full transaction price, which generally includes Towne's processing fees.

         TOWNE CREDIT enables businesses to streamline front desk and back office procedures. Through TOWNE CREDIT, businesses receive accelerated funding for in-house charge accounts and eliminate costly and inefficient manual processing. Sales also may be enhanced by the business' ability to offer finance options, such as sales on account, to its customers. The bank that serves the business generates fee income in the form of transaction discounts and may profit from interest-bearing consumer credit accounts. If the bank elects not to fund the business' accounts receivable, the system still functions as an automated billing and collection system, and the bank generates fee income. In both cases, the TOWNE CREDIT processing system provides Towne with fee income.

         TOWNE FINANCE

         Towne's automated asset management and financing software system, TOWNE FINANCE, is a commercial version of TOWNE CREDIT that addresses business-to-business credit transactions. TOWNE FINANCE facilitates accounts receivable financing for small commercial businesses by allowing these businesses and their community banks to better manage and control assets that fluctuate in value. TOWNE FINANCE transaction processing occurs in much the same way as TOWNE CREDIT processing, but on a larger and more sophisticated basis.

         For example, a furniture manufacturer may need additional working capital to purchase raw materials and cover the incremental costs associated with payroll and general overhead. The furniture manufacturer's traditional payment terms can limit cash flow. By the time it invoices customers and receives payment, many expenses associated with the finished product have been incurred. With TOWNE FINANCE, the manufacturer has the ability to convert the invoices to needed cash to finance its ongoing operations. TOWNE FINANCE enables financial institutions to offer these businesses the same convenient services available to its TOWNE CREDIT customers.

         TOWNE FINANCE facilitates the process through which a bank can loan money to a small commercial business. Using TOWNE FINANCE, banks can assign percentage values to specific assets of its small business customers, such as accounts receivable, inventory, real estate, furniture, fixtures and equipment. By assigning these values, banks can develop a risk-based formula for lending to their business customers. TOWNE FINANCE tracks the accounts receivable, maintains a parallel aging of the accounts and allows the bank to control advances and pay downs based on daily activity of new sales and account payments. The system supports discretionary lines of credit as well as automatic daily funding of eligible assets. TOWNE FINANCE works with the banks' current loan processing systems and creates the general ledger account entries necessary for community banks to account for these asset-based accounts receivable loans.

         Once a bank customer agrees to use TOWNE FINANCE, the bank must approve a credit line for the customer. After credit is established, Towne loads historical invoice data onto its host computer. The bank will advance funds to a customer at a discount to their aggregate value. The bank specifies a set of standards at the processing level and assigns a loan officer to monitor the credit as it would any other loan. Towne Services then takes over the statement rendering and remittance processing functions for the bank much like it does for TOWNE CREDIT. Access to an automated lock box allows the bank to control the payments associated with the accounts and apply the payments to the outstanding loan balance. After payments are received, Towne Services processes the payments and transmits funds electronically to the customers' operating account at the bank.

         The bank provides a line of credit that is controlled using TOWNE FINANCE daily processing and reporting functions. The bank retains all credit and funding responsibility and Towne provides a specialized sales force, back room processing and monitoring services. Towne Services assumes no credit risk from the business' customers. TOWNE FINANCE allows community banks to provide a profitable and cost effective accounts receivable financing program for its small commercial customers. Community banks using TOWNE FINANCE gain interest-bearing loans on funds (net of all processing expenses) and strengthen relationships with business customers that experienced cash flow problems or that might have otherwise turned to non-traditional lenders.

         CASHFLOW MANAGER

         The CASHFLOW MANAGER system is an asset management system that addresses business-to-business credit transactions in a manner similar to TOWNE FINANCE. The program enables the community banks that service commercial businesses to better manage and control assets that fluctuate in value so they can make lending decisions with respect to these assets. CASHFLOW MANAGER transaction processing occurs in much the same way as TOWNE FINANCE processing, except that the commercial business manually transmits the information for processing.

         The CASHFLOW MANAGER system uses special deposit tickets to batch process invoices turned into the bank. The CASHFLOW MANAGER system provides general ledger reports that help the bank manually interface with the bank general ledger system. Management reports are given to the business by the bank daily, weekly and monthly, based on the needs of each business. At the end of the month, statements are sent out to the business' customer directing payments to the bank's lock box. The bank typically purchases all of the business' accounts receivable and adjusts the reserve percentage after the month-end close period. Receivables that become over 90 days old generally are reassigned against the restricted funds after a 30-day grace period. Any excess reserves are deposited into the business' operating account after the month-end reconciliation.

         With CASHFLOW MANAGER, banks generate income from three primary sources: (1) the discount fee charged from each batch of receivables purchased,
(2) interest charged either to the merchant, the merchant's customers, or both parties and (3) spread income generated from the reserve account. The bank provides multiple services to the borrower by establishing a loan account, operating account and restricted reserve account, as well as by implementing the CASHFLOW MANAGER program. The restricted reserve account and the receivables act as collateral in addition to other collateral that may be required by the bank.

SUPPORTING SERVICES AND NEW PRODUCTS

         Towne Services provides an array of value-added services in connection with its TOWNE CREDIT, TOWNE FINANCE and CASHFLOW MANAGER processing systems, including marketing programs and materials and collection services. Towne plans to design and develop new and improved products and services to help its customers automate their businesses and provide better service to their clients.

         Marketing Programs and Materials. Towne's primary marketing tool is its direct sales force. However, Towne also offers a number of services designed to allow community banks to target businesses in their communities. Towne Services provides advertising, marketing brochures and inserts and direct mail to increase market penetration for its bank customers.

         Collection Services. Towne's processing systems help its customers identify delinquent accounts. Towne Services maintains an agreement with Wallace and de Mayo P.C., a national collections firm, that enables its customers to have on-line access to professional debt collection services. Towne Services maintains an electronic interface with Wallace and de Mayo so account information is readily delivered to assist in collecting past due amounts.

         Internet Bill Payments. To provide small business customers the ease and convenience of receiving bills and making their payments via the internet, Towne has an agreement with Princeton Telecom Corporation for Internet bill payment services.

         New Product Development. Towne Services plans to design and develop new and improved products and services that small business customers can access through their electronic connection to Towne to help automate their businesses and provide better service to their clients. For instance, Towne has recently rolled out an automated collection processing system that offers Towne's small businesses the opportunity to have a professional collection firm assist in the management of the small business' bad debt. This system is designed to be interactive between the collection agent and the small businesses utilizing the Towne electronic link. This is the first product rolled out utilizing the Towne computer network system established by TOWNE CREDIT and TOWNE FINANCE.

ACQUISITIONS OF COMPLEMENTARY COMPANIES AND PRODUCTS

         Towne Services intends to pursue acquisitions of providers of complementary products and services that may enhance and expand its operations, product and service offerings, marketing and sales forces, market share and geographic presence. For example, in December 1998 Towne Services acquired Banking Solutions, Inc., a Texas-based provider of accounts receivable financing products to banks and their commercial customers under the name CASHFLOW MANAGER. Historically, Towne's sales force specialized in smaller merchants and primarily retail receivables. With the addition of Banking Solutions' sales force, Towne has added to its sales and marketing forces over 20 people who specialize primarily in larger merchants and commercial receivables. Towne purchased Banking Solutions, Inc. for approximately $14.9 million in cash and stock. In connection with the acquisition of Banking Solutions, Towne issued 744,431 shares of Towne common stock at $6.73 per share. The remainder of the purchase price was paid in cash. Towne also agreed to pay former officers of Banking Solutions amounts of money which are contingent upon future performance criteria. Through this acquisition, Towne more than doubled its merchant customer base, added more than 200 bank relationships, gained a sales team with an average of five years experience in selling commercial financing products and increased its market presence into seven new states.

         In addition, in June 1998, Towne Services acquired some of the assets and liabilities of Credit Collection Solutions, Inc. Credit Collection has developed computer software for processing payments and tracking collections including COLLECTION WORKS SM, an operating system developed to address the debt collection needs of banks and collection agencies. Pursuant to this acquisition, the Company agreed to assume liabilities of approximately $510,000 and to issue up to 100,000 shares of its common stock if certain financial results are achieved from the acquired assets including Collection Works. Towne Services' management believes its 1998 acquisitions continue to advance its growth strategies by adding a complementary technology solution and greatly increasing its customer base.

SALES AND MARKETING

         As of December 31, 1998, Towne Services employed a direct sales and marketing force of 99 persons located in 35 states. Towne's direct sales and marketing force develops relationships with banks and small business customers. Towne employs two distinct sales forces to market its products and services. The bank sales force focuses on developing relationships with banks through which

TOWNE CREDIT, TOWNE FINANCE and CASHFLOW MANAGER are marketed to business customers. Towne's business representatives call on small business customers of banks that have contracted with Towne Services, as well as other merchants who might use its products.

         Towne Services has leveraged its board members' and senior managers' expertise and contacts to develop relationships with community banks and banking organizations. As of December 31, 1998, Towne had over 640 agreements with community banks located in 33 states who work directly with Towne Services' sales force to market TOWNE CREDIT, TOWNE FINANCE and CASHFLOW MANAGER to the banks' customers. Towne Services believes that endorsements by local community bankers are the most effective sales tools to reach small businesses. Banks often have long standing relationships with the small business owners and provide immediate credibility and access for Towne's products and services. Towne Services believes that its relationships with the community banks enable it to attract small business customers that would be difficult and expensive to reach when employing traditional marketing methods.

         Through its community bank contacts, Towne Services personnel arrange a meeting with the bank's lending officers to introduce its products and services and explain their potential benefits to the bank. At this meeting, Towne Services distributes questionnaires to bank employees to gather information on potential businesses that might be interested in TOWNE CREDIT, TOWNE FINANCE or CASHFLOW MANAGER. The bank then arranges a meeting with targeted local business owners to introduce Towne Services and demonstrate its products. Towne Services provides sales personnel, speakers, slide and video presentations and demonstration equipment at these meetings. Towne's small business sales people are responsible for follow up sales and service. During the weeks following the bank meeting, the small business sales representatives will contact other attendees and attempt to arrange one-on-one meetings with them.

         Towne Services also markets TOWNE CREDIT, TOWNE FINANCE and CASHFLOW MANAGER through several companies that have merchants and community banks across the United States as their customers or members. Towne Services has established strategic relationships with companies such as Phoenix International Ltd., Inc., The Bankers Bank of Kentucky, Independent Bankers' Bank (in Illinois), MidWest Hardware Association, Community BancService Corporation (in Illinois), Community Bank Services, Inc. (in North Carolina), Washington Bankers Association, Texas Bankers Association, Community Bankers Bank in Virginia, West Virginia, Maryland and Washington, D.C., WBA Financial Institutions Products Corp. (in Wisconsin) and Community Bankers Service Corp. (in Minnesota) to cross-market its products and services to their customers. In addition, Towne Services has agreements with Datamatx Inc., Wallace and de Mayo P.C., Cash Management Services, Inc. and Princeton Telecom Corporation to incorporate their products into Towne's systems. These alliances enable Towne Services to reach and provide services to large groups of community banks and small businesses in new geographic markets. Towne Services will continue to pursue additional alliances with companies and organizations that will provide Towne access to large groups of banks and small businesses nationwide such as bankers banks, trade associations and merchant franchise operations.

RECRUITING AND TRAINING

         In June 1997, when TOWNE CREDIT was first released, Towne Services had 7 sales and marketing personnel. By December 31, 1997, Towne had more than doubled its sales and marketing force to 15 persons. As of December 31, 1998, Towne's sales and marketing force had increased to 99 persons located in 35 states. In addition, Towne has 10 persons in management level positions overseeing its sales force. Towne Services hires sales personnel who are experienced in marketing products and services to community banks and small businesses. Towne Services has an experienced in-house recruiter who focuses full time on hiring sales personnel. In recruiting experienced sales personnel, Towne Services focuses on hiring persons who have established relationships with banks and small businesses in a particular market.

         Towne Services has developed and implemented an intensive four-week training program for its sales force. Training is led by Towne's training, sales and operations managers. The first week of training focuses on overviews of Towne's policies and procedures as well as an introduction to all of the Towne products. This includes hands on instruction on the TOWNE CREDIT and TOWNE FINANCE products as well as use of Towne's Point of Sales System (POS). Instruction is also presented this first week on pricing of the products to customer banks and merchants. During the second week, sales representatives are sent to a field location and travel with a seasoned sales representative to observe sales calls and presentations. During the third week sales representatives return to Towne's headquarters and discuss what they observed in the field with others in their training class. Based on these discussions, training techniques such as mock sales calls, role playing and formal presentations are utilized to enhance Towne's training efforts. At the completion of the third week of training, the new sales representatives return to their respective territories and travel another week with an experienced sales representative or their sales manager calling on banks and merchants in that area. After satisfactory completion of the four weeks of training, new members of the sales force return to their assigned territories qualified to represent Towne Services and our products.

TECHNOLOGY

         Towne's automated electronic processing systems, TOWNE CREDIT and TOWNE FINANCE, involve communicating data to and from remote customer locations and Towne Services' computer processing center. Towne Services uses its proprietary technologies together with third party telecommunications networks to transmit and process transaction data for its customers. Transactions are interactively processed and returned to the sending system. CASHFLOW MANAGER processing is a decentralized system in which the small business manually transmits its sales activity to its community bank for processing. Towne Services' systems can use telephone lines, internet connections, satellite linkages and bank automated teller machine communication lines to transport transaction data. This system architecture allows Towne Services to access customers located across the country.

         Towne designed its communications systems to support a large number of telecommunications lines and high volumes of data traffic. This configuration is scalable, allowing Towne Services to add new servers and new communications lines as needed without having to rebuild its communications system. Towne's communications servers process multiple data protocols. This allows Towne Services to service a wide range of customers without requiring them to change the communications systems they currently use.

         Towne Services' communications and processing system servers can manage data traffic across multiple time zones as well as balance both client/server and on-line batch mode processing loads. This "cluster processing" uses multiple servers that work in tandem. A bank of pentium-based processors work in a shared network environment to co-process reporting jobs. The host processing system is scalable which means Towne can add new servers to the processing pool to increase throughput with minimal downtime.

         Towne Services designed its systems using software and hardware capable of interacting with the variety of operating platforms used by its customers, including client/server and mainframe operating systems. Towne Services has developed software to support a wide range of operating systems used by its customers, including UNIX, RED HAT LINUX, MAC OS8, Windows NT and DOS based systems. Towne Services' transaction reporting software is not hardware dependent, which allows Towne Services to change its equipment to take advantage of the most recent technologies in its operations. This could include a complete change-over of operating systems and/or hardware. The CASHFLOW MANAGER system is single- or multi-user capable and runs in Windows 95.

         Towne's computer processing system stores data redundantly (at both the customer terminal location and at Towne's processing center) and in a secure environment. Potential service interruptions are minimized by hosting the client's data on multiple servers and locations so that no single hardware failure would result in service interruption. In addition, Towne keeps mirror servers on location, creates daily digital backup tapes and stores them in fireproof safes and maintains a full "hot-site" backup processing center at another location separate from its main processing center. Towne believes that its system configuration and disaster recovery measures adequately protect it against system failures that may occur due to destruction of its processing center, natural disasters, bomb threats or other loss or impairment of its network capabilities.

CUSTOMERS

         As of December 31, 1998, Towne provided processing services to a diverse customer base of 1,662 small and medium size retail merchants and small commercial businesses located in 33 states. A variety of small and medium size retail merchants use the TOWNE CREDIT system, including hardware stores, clothing stores, florists, auto parts stores, pharmacies and private clubs. TOWNE CREDIT merchant customers typically have $1 million or less in annual revenues. TOWNE FINANCE and CASHFLOW MANAGER products and services are marketed to small commercial businesses with $5 million or less in revenues, such as furniture manufacturers, equipment distributors, plumbing suppliers and agricultural supply stores.

         As of December 31, 1998, Towne had executed 641 contracts with banks in 33 states. Most of Towne's current bank customers have asset sizes of $2 billion or less. These bank customers market Towne's products and services to small businesses in their communities. There are over 10,000 financial institutions in the United States that Towne considers to be potential bank customers.

         The majority of Towne's contracts with its customers are cancelable at will or on short notice or provide for renewal at frequent periodic intervals, and, accordingly, Towne may have to rebid or modify such contracts on a frequent basis. No single small business customer accounted for more than .5% of the total revenues of Towne in 1998. No single bank customer accounted for more than 3.5% of the total revenues of Towne in 1998. Towne anticipates that one or more new customers will continue to account for large portions of the revenues generated for the particular quarter in which the underlying bank contract is signed. Towne Services believes that the identity of bank customers accounting for large portions of revenues will change from quarter to quarter and year to year.

CUSTOMER SERVICES

         Towne's products are supported by two levels of customer service. First, each customer bank provides first line customer service support to the merchants on accounting and loan related issues. Second, Towne Services provides a help desk for technical support for its network systems and terminals.

         Towne provides many service features to its merchants, including toll-free customer service and terminal support during business hours and on an emergency basis. In addition, Towne Services provides emergency 48-hour hardware replacement, turnkey installation and training for new merchants and flexible reporting capabilities, both in frequency and format. As part of the ongoing service of CASHFlOW MANAGER, the bank has a business specialist assigned to it who helps structure and market to prospects selected by the bank. This consultant works with the loan officers, attends business meetings with the loan officers and helps the bank properly document each relationship. Towne Services attempts to establish long-term relationships through the continued support and interaction of its professional account managers and consultants.

         Towne Services maintains a staff of trained client service representatives. This staff trains customers on the use of Towne's processing system and hardware at the customer location. Customer service representatives provide technical support for all of Towne's products and services through a call-in support center available during normal business hours. After hours, customers can reach Towne's technical support personnel by pager. These customer service representatives respond to inquires about Towne's products and services and assist merchants in resolving terminal, network and communication problems.

COMPETITION

         Towne Services is aware of other companies who have successfully marketed business-to-business software and marketing support to banks that allows the banks to track and finance the in-house charge accounts of its customers similar to a factoring operation. Most of these competitors do not offer a point of sale system, but rather require merchants to forward paper invoices to the banks where bank personnel input the invoices onto the software purchased by the banks. One such company has a system similar to TOWNE FINANCE but does not market the system to banks, acting as the lender itself instead.

         The electronic transaction processing industry is intensely competitive. Increased competition is likely from both existing competitors and new entrants into its existing or future markets. Towne believes there are low barriers to entry in its markets. Towne Services may not be able to compete successfully as other companies develop new products and services, change prices, improve customer service and hire additional personnel. Competitors may offer new products and services resulting in greater competition and lower market share for Towne. Many of Towne's competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater resources than Towne. Competitors may be able to adapt more quickly to new technologies and changes in customer requirements and may also be able to devote greater resources to marketing.

TRADEMARKS AND OTHER PROPRIETARY RIGHTS

         Towne attempts to protect itself through a combination of copyright law, trademark and trade secret laws, employee and third party confidentiality agreements and other methods. However, unauthorized parties may attempt to copy aspects of Towne's technology, products and services or to otherwise obtain and use information that Towne regards as proprietary, despite Towne's efforts to protect them. Third parties may claim that Towne's current or future products and services infringe the patent, copyright or trademark rights of such third parties. No assurance can be given that, if such actions or claims are brought, Towne will ultimately prevail. Any such claims, whether with or without merit, could be costly and time consuming, cause delays in introducing new or improved products and services, require Towne Services to enter royalty or licensing agreements or discontinue using the challenged technology and otherwise could have a material adverse effect on Towne's business and financial results.

EMPLOYEES

         At December 31, 1998, Towne had 169 full-time employees, of which 109 were in sales and marketing, 44 were in operations and 16 were corporate and general administrative employees. Of these employees, 67 were based in Norcross, Georgia, and 102 were based in 34 other states. Management believes that Towne's relationship with its employees is satisfactory.

SEASONALITY

         The electronic transaction processing industry is prone to seasonal fluctuations in purchase activity. Although Towne generally experiences seasonality in its business, fluctuations are less pronounced than in the industry, due in part to Towne's diverse customer base. Towne expects its revenues will be higher in the third and fourth calendar quarters and lower in the first calendar quarter of each year. The decline in retail activity following the holiday season typically results in lower first quarter revenues.

PROPERTY AND FACILITIES

         Towne Services' principal executive offices are located at 3295 River Exchange Drive, Suite 350, Norcross, Georgia 30092, and its telephone number is
(770) 734-2680. Towne leases its
principal executive offices in Norcross, Georgia and maintains an office in McKinney, Texas. Towne believes that its current facilities will be adequate to support its operations at least until the mid-year of 1999 and has recently signed a lease to relocate its headquarters to a 41,000 square foot facility in Suwanee, Georgia.

ITEM 2.  PROPERTIES

         See the information provided in Item 1 above entitled "Business - Property and Facilities" for information with respect to Towne's facilities.

ITEM 3.  LEGAL PROCEEDINGS

         Towne may be involved from time to time in legal proceedings arising in the normal course of its business and otherwise. Towne is not a party to any pending legal proceedings which it believes are material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of Towne's security holders during the fourth quarter of the year ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION

         Since its initial public offering in August 1998, Towne's common stock has traded on the Nasdaq Stock Market's National Market under the symbol TWNE. As of March 10, 1999, Towne had approximately 1,000 beneficial holders of its common stock. Of this total, approximately 260 were shareholders of record.

         To date, Towne has not paid cash dividends on its common stock. Towne Services does not anticipate paying cash dividends on its common stock in the near future.

         The following table sets forth the high and low sales price information for Towne's common stock, as reported by Nasdaq, since Towne's common stock began trading publicly in August 1998:

                                                     Stock Price
                                       ------------------   -----------------
                                             High                 Low
                                       ------------------   -----------------
        Third Quarter 1998                 $ 8.00               $ 5.00
        Fourth Quarter 1998                $ 8.38               $ 4.63

RECENT SALES OF UNREGISTERED SECURITIES.

         On December 1, 1998, Towne acquired all of the outstanding capital stock of Banking Solutions, Inc. in exchange for a total of 744,431 shares of Towne common stock and approximately $10.4 million in cash. A portion of these shares are subject to an escrow agreement signed in connection with the transaction. These securities were issued in reliance upon the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and various interpretations and regulations provided thereunder, including Regulation D.

         On December 15, 1998, Towne issued options to acquire a total of 25,000 shares of its common stock to its non-employee directors. Towne relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and various interpretations and regulations provided thereunder, including Regulation D.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

         On July 30, 1998, Towne completed an initial public offering of 3,850,000 shares of common stock at an offering price of $8.00 per share pursuant to a registration statement on Form S-1 (Commission File No. 333-53341). Net proceeds from the offering were approximately $27.0 million after deducting underwriters discounts and commissions and expenses related to the offering. During 1998, Towne used portions of the proceeds as follows: (i) approximately $12.6 million in the Banking Solutions acquisition, including $2.3 million in contract terminations, severance packages and signing bonuses;
(ii) approximately $5.3 million for working capital, including sales and marketing, hiring additional personnel and upgrading and expanding its products and services; and (iii) approximately $2.1 million to repay outstanding debt at the completion of the offering. The balance of the proceeds have been and will be used for general corporate purposes, including possible acquisitions.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, Towne Services' consolidated financial statements and the related Notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below. The selected consolidated financial data of Towne Services as of December 31, 1996, 1997 and 1998 and for each of the four years ended December 31, 1998 were derived from Towne Services' consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated balance sheet as of December 31, 1995 was derived from unaudited financial statements which, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of Towne's financial condition and results of operations. These results may not be indicative of future results.

                                                            INCEPTION
                                                           PERIOD ENDED              YEARS ENDED DECEMBER 31,
                                                            DECEMBER 31   ------------------------------------------
                                                              1995(1)         1996            1997          1998
                                                           ------------   ------------   ------------   ------------
STATEMENTS OF OPERATIONS DATA:
REVENUES ................................................  $      6,000   $    105,285   $    722,364   $  6,397,628

COSTS AND EXPENSES:
   Costs of processing, servicing and support ...........         2,250        219,621        832,102      2,027,160
   Research and development .............................             0         51,871        332,470        306,482
   Sales and marketing ..................................         3,739        118,163        839,323      6,251,564
   Stock compensation expense(2) ........................             0         10,020              0      6,267,497
   Employee termination costs(7) ........................             0              0              0      2,291,102
   General and administrative ...........................        18,410        358,606      1,139,642      3,858,564
                                                           ------------   ------------   ------------   ------------
     Total costs and expenses ...........................        24,399        758,281      3,143,537     21,002,369
                                                           ------------   ------------   ------------   ------------
OPERATING LOSS ..........................................       (18,399)      (652,996)    (2,421,173)   (14,604,741)
                                                           ------------   ------------   ------------   ------------
OTHER EXPENSES:
   Interest expense (income), net .......................          (131)         5,802         95,946       (263,503)
   Other expense (income) ...............................           357          3,509         (1,018)        (5,814)
   Financing costs for stock issued to nonemployees(3)...             0              0              0        323,000
                                                           ------------   ------------   ------------   ------------
     Total other expenses ...............................           226          9,311         94,928         53,683
                                                           ------------   ------------   ------------   ------------
   Loss before extraordinary loss on early ..............       (18,625)      (662,307)    (2,516,101)   (14,658,424)
   extinguishment of debt

   Extraordinary loss on early extinguishment of debt ...              0             0              0        476,239
                                                           ------------   ------------   ------------   ------------

NET LOSS ................................................ $     (18,625)  $   (662,307)  $ (2,516,101)  $(15,134,663)
                                                           ============   ============   ============   ============

PREFERRED STOCK DIVIDENDS(4) ............................             0              0              0     (5,108,000)

ACCRETION OF WARRANTS WITH REDEMPTION
   FEATURE(4) ...........................................             0              0              0       (691,972)

NET LOSS ATTRIBUTABLE TO COMMON
   SHAREHOLDERS BEFORE EXTRAORDINARY
   LOSS .................................................  $    (18,625)  $   (662,307)  $ (2,516,101)  $(20,458,397)
                                                           ============   ============   ============   ============
NET LOSS ATTRIBUTABLE TO COMMON
   SHAREHOLDERS PER COMMON SHARE BEFORE
   EXTRAORDINARY LOSS:

Basic ...................................................  $      (0.00)  $      (0.10)  $      (0.26)  $      (1.32)
                                                           ============   ============   ============   ============
Diluted .................................................  $      (0.00)  $      (0.10)  $      (0.26)  $      (1.32)
                                                           ============   ============   ============   ============

NET LOSS ATTRIBUTABLE TO COMMON
   SHAREHOLDERS .........................................  $    (18,625)  $   (662,307)  $ (2,516,101)  $(20,934,635)
                                                           ============   ============   ============   ============

NET LOSS ATTRIBUTABLE TO COMMON
   SHAREHOLDERS PER COMMON SHARE

Basic ...................................................  $      (0.00)  $      (0.10)  $      (0.26)  $      (1.35)
                                                           ============   ============   ============   ============
Diluted .................................................  $      (0.00)  $      (0.10)  $      (0.26)  $      (1.35)
                                                           ============   ============   ============   ============

Weighted Average Common Shares Outstanding(5)(6).........     5,000,000      6,337,356      9,600,592     15,516,170 (6)
                                                           ============   ============   ============   ============

OTHER OPERATING DATA AT END OF PERIOD:
   Number of sales people................................             0              2             15             99 (7)
   Number of bank contracts(8)...........................             0             17             74            641 (7)
   Number of business customers..........................             0             11             96          1,662 (7)

                                                                                AT DECEMBER 31,
                                                           ------------------------------------------------------
                                                              1995           1996          1997          1998
                                                           -----------    ----------    ----------    -----------
                                                           (unaudited)
BALANCE SHEET DATA:
Working capital....................................          $17,517       $  1,677      1,946,175    $ 9,883,587
Total assets.......................................           28,226        366,806      3,586,432     35,419,628
Long-term debt, net of current portion.............           30,000         90,000      1,289,666              0
Shareholders' (deficit) equity(6)..................           (2,875)       119,092      1,261,663     28,272,416

-------------------------------

(1) Towne Services was incorporated on October 23, 1995. The Inception Period is from that date to December 31, 1995.
(2) During the year ended December 31, 1998, Towne Services sold shares of common stock and issued options to acquire common stock to employees, officers and directors at what management believed to be the fair market value of the common stock at that time. Towne Services retained an independent appraiser who subsequently valued the common stock at a higher price. Based upon third-party sales, the independent valuation and the anticipated offering price, Towne recorded a one-time non-cash compensation charge for the additional value.
(3) During the year ended December 31, 1998, Towne Services sold shares of common stock to nonemployees at what management believed to be the fair market value of the common stock at that time. Towne retained an independent appraiser who subsequently valued the common stock at a higher price. Based upon third-party sales, the independent valuation and the offering price, Towne recorded a one-time financing cost for the additional value. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(4) Dividends have been recorded with respect to convertible preferred stock issued on March 13, 1998 for the difference between the estimated fair market value of the common stock on that date and the conversion price of the preferred stock. Accretion has been recorded with respect to warrants with a redemption feature which were issued on December 18, 1997 based upon the estimated fair market value of the common stock issuable upon exercise of the warrants. See notes (2) and
         (3) above and Note 9 of notes to Towne Services' consolidated financial statements.
(5) See Note 2 of notes to Towne Services' financial statements for a description of the method used to determine the share calculations. In October 1998, options to purchase 200,000 shares of common stock were exercised for $80,000. See Note 10 of notes to Towne Services' consolidated financial statements.
(6) In July 1998, Towne Services completed an initial public offering of its common stock. The total proceeds of the offering, net of underwriting discounts and offering expenses, were approximately $27.0 million. Towne issued 3,850,000 shares at an offering price at $8.00 per share. Subsequent to the offering, Towne converted all outstanding shares of Series A Preferred Stock to 1,217,903 shares of common stock and warrants for 308,982 shares of common stock were exercised.
(7) In December 1998, Towne Services acquired the outstanding capital stock of Banking Solutions, Inc., for approximately $14.9 million in cash and stock. In connection with the acquisition of Banking Solutions, Towne issued 744,431 shares of Towne's common stock at $6.73 per share. The remainder of the purchase price was paid in cash. Towne also agreed to pay former officers of Banking Solutions amounts of money which are contingent upon future performance criteria. Banking Solutions is a developer and provider of a transaction processing system, CASHFLOW MANAGER, an accounts receivable financing program similar to the TOWNE FINANCE product. Towne Services recorded this transaction using the purchase method of accounting. The numbers presented reflect the effects of this acquisition.

(8) Number of bank contracts includes each TOWNE CREDIT, TOWNE FINANCE and CASHFLOW MANAGER processing agreement executed with a bank. In some cases, Towne Services enters into an agreement with a bank that has several branches and the numbers presented above do not reflect the number of branches operated by the bank. Towne also enters into contracts with bank holding companies that is the parent of several different banks and may count the contract as multiple contracts to represent the banks or communities covered by the contract.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Annual Report contains several "forward-looking statements" concerning Towne Services' operations, performance, prospects, strategies and financial condition, including its future economic performance, intent, plans and objectives and the likelihood of success in developing and expanding its business. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond the control of Towne Services. Words such as "may," "would," could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate" are meant to identify such forward-looking statements. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

- Towne's limited operating history and whether it will be able to achieve or maintain profitability;
- whether Towne can attract and retain sales and marketing personnel or enter new marketing alliances to grow its business;
- whether Towne can obtain, continue and manage growth or execute agreements with new customers;
- whether the market will accept new products and enhancements from Towne;
- whether Towne can successfully integrate the operations of companies it acquires;
-        increased competition;
- the unknown effects of possible system failures and rapid changes in technology; and
- other factors discussed in this Annual Report and in Towne's registration statement on Form S-1 (No. 333-53341) as declared effective by the Securities and Exchange Commission on July 30, 1998, including the "Risk Factors" section contained therein.

OVERVIEW

         Towne's revenues currently are generated through initial set-up fees, discount fees and monthly transaction processing fees. Management believes the prices charged for both the initial set-up fees and the recurring transaction fees are based upon the relative fair value of the related services provided. Accordingly, Towne recognizes these fees as the related services are provided. Set-up fees include charges for installation, implementation and training of Towne's bank and business customers. Towne Services recognizes revenues related to its set-up fees upon execution of the related contract or, if appropriate, upon settlement of any contract contingencies. Set-up fees charged to each bank vary depending on the asset size of the bank and the number of Communities served. Towne also charges set-up fees to its business customers based either upon a flat rate or upon the expected transaction volume. Revenues are deferred for contracts that contain certain cancellation clauses and/or return guarantees until the cancellation or guarantee period has expired.

         As with credit card transactions, Towne's business customer pays a discount fee to its bank equal to a percentage of the value of each transaction processed. In addition, the business' customer pays to the bank interest and fees for amounts owed on account. Towne Services generates recurring revenue by collecting a portion of the discount fee and, on occasion, interest paid on these accounts, as well as by charging monthly transaction processing fees. Monthly transaction processing fees include charges for electronic processing, statement rendering and mailing, settling payments, recording account changes and new accounts, leasing and selling point of sale terminals and collecting debts.

         Costs of processing, servicing and support include installation costs for Towne's products and costs related to customer service, information systems personnel and installation services.

         Research and development expenses consist of salary and related personnel costs, including costs for employee benefits, computer equipment and support services, used in product and technology development. Towne believes that its research and development expenditures, which aid in the design of new products and product enhancements to respond to changes in customer demand, are essential for obtaining and retaining a leadership position in its marketplace. Most research and development expenditures are expensed as incurred; however, Towne has capitalized certain development costs under Statement of Financial Accounting Standards ("SFAS") No. 86 when the products reached technological feasibility.

         Sales and marketing expenses consist primarily of salaries and commissions, travel expenses, advertising, trade show expenses and costs of marketing materials. These expenses also include the costs incurred to develop Towne's indirect marketing channels.

         For the years ended December 31, 1997 and 1998, Towne had net losses of approximately $2.5 million and $15.1 million, respectively. As of December 31, 1997, Towne had an accumulated deficit of $3.2 million. As of December 31, 1998, this accumulated deficit was $24.1 million. Approximately $12.9 million of this accumulated deficit resulted from one-time non-cash charges, and $2.3 million of this accumulated deficit resulted from a one-time charge relating to employee termination agreements subsequent to the purchase of Banking Solutions, Inc. in December 1998.

         On July 30, 1998 Towne's initial public offering was declared effective by the Securities and Exchange Commission. In this offering, Towne sold 3,850,000 shares of common stock at $8.00 per share. Towne received proceeds of $27.0 million (net), after deducting underwriting discounts and other expenses related to the offering.

         Towne's business has grown rapidly with total revenues increasing from $722,000 for 1997 to $6.4 million in 1998. However, Towne has experienced net losses in each of these periods and expects to continue to incur losses for the foreseeable future. The number of Towne Services employees increased from 25 at December 31, 1997 to 169 at December 31, 1998. Towne currently intends to expand its sales and marketing operations, to invest more in product research and development, to pursue strategic acquisitions and to improve its internal operating and financial infrastructure, all of which will increase its operating expenses.

         Because of Towne's limited operating history, management believes that period to period comparisons of its operating results are not meaningful. Although Towne has experienced significant revenue growth recently, there can be no assurance that such growth rates are sustainable, and they should not be relied upon as indicators of future performance. Towne's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development and relatively new and changing markets. There can be no assurance that Towne will be successful in addressing such risks and difficulties or that it will achieve profitability in the future.

RESULTS OF OPERATIONS

         The following table sets forth certain historical operating information for Towne Services, in dollars and as a percentage of total revenues, for the periods indicated:

                                                                    Years Ended December 31,
                                                           -----------------------------------------
                                                              1996             1997          1998
                                                           -----------     -----------  ------------

Revenues.............................................      $   105,285    $   722,364   $  6,397,628
Costs of processing, servicing and support...........          219,621        832,102      2,027,160
Research and development.............................           51,871        332,470        306,482
Sales and marketing..................................          118,163        839,323      6,251,564
Stock compensation expense...........................           10,020              0      6,267,497
Employee termination costs...........................                0              0      2,291,102
General and administrative...........................          358,606      1,139,642      3,858,564
                                                           -----------    -----------   ------------
Total costs and expenses.............................          758,281      3,143,537     21,002,369
                                                           -----------    -----------   ------------
Operating loss.......................................         (652,996)    (2,421,173)   (14,604,741)
                                                           -----------    -----------   ------------
Interest expense (income), net.......................            5,802         95,946       (263,503)
Other expense (income)...............................            3,509         (1,018)        (5,814)
Financing costs for stock issued to nonemployees(3)..                0              0        323,000
                                                           -----------    -----------   ------------
Total other expenses.................................            9,311         94,928         53,683
                                                           -----------    -----------   ------------
Net loss before extraordinary loss on early
    extinguishment of debt...........................      $  (662,307)   $(2,516,101)  $(14,658,424)
                                                           ===========    ===========   ============
Net loss.............................................      $  (662,307)   $(2,516,101)  $(15,134,663)
                                                           ===========    ===========   ============
Net loss attributable to common shareholders.........      $  (662,307)   $(2,516,101)  $(20,934,635)
                                                           ===========    ===========   ============
                                                                    Years Ended December 31,
                                                           -----------------------------------------
                                                              1996             1997          1998
                                                           -----------    -----------   ------------
Revenues.............................................              100 %          100 %          100 %
Costs of processing, servicing and support...........              209            115             32
Research and development.............................               49             46              5
Sales and marketing..................................              112            116             98
Stock compensation expense...........................               10              0             98
Employee termination costs...........................                0              0             36
General and administrative...........................              340            158             60
                                                           -----------    -----------   ------------
Total costs and expenses.............................              720            435            328
                                                           -----------    -----------   ------------
Operating loss.......................................             (620)          (335)          (228)
                                                           -----------    -----------   ------------
Interest (income) expense, net.......................                6             13             (4)
Other expense (income)...............................                3              0              0
Financing costs for stock issued to nonemployees.....                0              0              5
                                                           -----------    -----------   ------------
Total other expenses.................................                9             13              1
                                                           -----------    -----------   ------------
Net loss before extraordinary loss on early
    extinguishment of debt...........................             (629)%         (348)%         (229)%
                                                           ===========    ===========   ============
Net loss.............................................             (629)%         (348)%         (237)%
                                                           ===========    ===========   ============
Net loss attributable to common shareholders.........             (629)%         (348)%         (327)%
                                                           ===========    ===========   ============

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1998

         Revenues. Towne's revenues increased from $722,000 in 1997 to $6.4 million in 1998. During these two periods, set-up fees accounted for approximately 53% and 51% of total revenues, respectively. Recurring revenues accounted for approximately 18% and 35% of total revenues, respectively. The increase in revenues during these periods resulted primarily from an increase in the number of customers (including as a result of the acquisition of Banking Solutions in December 1998) and higher set-up fees and transaction processing fees charged to new customers. The increase in set-up fee revenues resulted primarily from an increase in the number of customers and higher set-up fees charged to new customers.

         Costs of Processing, Servicing and Support. Costs of processing, servicing and support increased from $832,000 in 1997 to $2.0 million for 1998. These costs were approximately 115% and 32% of total revenues, respectively, for these two periods. The dollar amount of costs of processing, servicing and support increased as a result of the addition of new customers and additional services and support functions necessary to support Towne's growth, including as a result of its acquisitions. Towne anticipates that these costs will continue to increase as new customers are added. Costs of processing, servicing and support decreased as a percentage of revenue as a result of substantially increased revenues and improved operating efficiencies.

         Research and Development. Towne research and development expenses decreased from $332,000 in 1997 to $306,000 in 1998. Research and development expenses represented approximately 46% and 5% of total revenues, respectively, during these two periods. We expect that the dollar amount of research and development expenses will increase as Towne recruits and hires additional experienced programmers and develops new products and services. We do not expect to incur significant costs to make our products year 2000 compliant because we believe our products are currently designed to properly function through and beyond the year 2000. See "--Effects of the Year 2000."

         Sales and Marketing. Sales and marketing expenses increased from $839,000 in 1997 to $6.3 million in 1998. Sales and marketing expenses were approximately 116% and 98% of total revenues, respectively, during these two periods. The increase in these expenses is primarily the result of significant increases in the number of sales personnel in remote locations, related travel expenses and costs for marketing materials used to recruit potential bank and business customers. Towne anticipates that sales and marketing expenses will continue to increase as it continues to expand its direct sales and marketing force and hires additional personnel to promote its indirect sales channels.

         Stock Compensation Expense. Stock compensation expense was $6.3 million for the year ended December 31, 1998. In the first quarter of 1998, Towne sold shares of common stock and issued options to acquire common stock at what management believed to be the fair market value of the common stock at that time. Towne retained an independent appraiser who subsequently valued the common stock at a higher price. Based upon outside sales to third parties, the independent valuation and the anticipated initial public offering price at the time, Towne recorded a one time non-cash charge for the additional value.

         Purchase of Banking Solutions, Inc. In December 1998, Towne acquired the outstanding capital stock of Banking Solutions, Inc., for approximately $14.9 million in cash and stock. In connection with the acquisition of Banking Solutions, Towne issued 744,431 shares of Towne common stock at $6.73 per share. The remainder of the purchase price was paid in cash. Towne also agreed to pay former officers of Banking Solutions amounts of money which are contingent upon future performance criteria. Banking Solutions is a developer and provider of a transaction processing system, CASHFLOW MANAGER, an accounts receivable financing program similar to the TOWNE FINANCE product. Towne recorded this transaction using the purchase method of accounting. Towne has recorded goodwill in the amount of $14.6 million, which is being amortized over a period of 25 years. Towne has recorded a $1.1 million intangible asset for the purchase of BSI's customer list, which is being amortized over a period of 5 years. Towne also recognized a one time charge in the amount of $2.3 million, in December 1998, related to employee terminations which were not identified at the date of purchase.

         General and Administrative. General and administrative expenses increased from $1.1 million in 1997 to $3.9 million in 1998. These costs represented approximately 158% and 60% of total revenues, respectively, for these two periods. The increase in the dollar amount of these expenses was primarily the result of increases in the number of executive and administrative employees and the costs associated with executive and administrative expenses related to our growth. Also, Towne incurred additional costs related to being a public company, including annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and professional services fees. We anticipate that these expenses will continue to increase in the near future as Towne upgrades internal and financial reporting systems to enhance management's ability to obtain and analyze information about its operations.

         Interest (Income) Expense, Net. Towne reported net interest expense of $96,000 in 1997 and net interest income of $264,000 in 1998. Interest expense decreased as a result of the repayment of debt obligations and interest income increased as a result of earnings on investments of cash proceeds received from the initial public offering.

         Extraordinary Loss. Towne reported an extraordinary loss during 1998 resulting from the early extinguishment of debt in the amount of $476,000. The extraordinary loss was comprised of $218,000 unamortized discount on a promissory note and $258,000 deferred debt issuance costs. See Note 5 of Notes to Towne's Financial Statements.

         Income Taxes. As of December 31, 1998, Towne Services had net operating losses ("NOLs") of approximately $17.6 million for federal tax purposes which will expire if not utilized beginning in 2011. Towne has not recognized any benefit from the future use of such NOLs because management's assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1997

         Revenues. Towne's revenues increased from $105,000 in 1996 to $722,000 in 1997. Set-up fees accounted for approximately 44% and 53% of total revenues in 1996 and 1997, respectively. Recurring revenues accounted for approximately 5% and 18% of total revenues in 1996 and 1997, respectively. The increases in the dollar amount of revenues during this period resulted primarily from an increase in the number of customers and higher set-up and transaction processing fees charged to new customers. The increase in recurring revenues as a percentage of revenues resulted primarily from an increase in the monthly transaction processing revenues that generate recurring revenues.

         Costs of Processing, Servicing and Support. Costs of processing, servicing and support increased from $220,000 in 1996 to $832,000 in 1997. The costs were approximately 209% and 115% of total revenues, respectively, for these two periods. The dollar amount of costs of processing, servicing and support increased as a result of the addition of new customers, additional servicing and increased support functions required to support our growth.

         Research and Development. Towne increased its research and development expenses from $52,000 in 1996 to $332,000 in 1997. Research and development expenses represented approximately 49% and 46% of total revenues, respectively, during these two periods. The increase in dollar amounts was due primarily to the continued development of TOWNE CREDIT and TOWNE FINANCE.

         Sales and Marketing. Sales and marketing expenses increased from $118,000 in 1996 to $839,000 in 1997. Sales and marketing expenses were approximately 112% and 116% of total revenues, respectively, during these two periods. The increase in dollar amount was primarily the result of a significant increase in the number of sales personnel in remote locations, related travel expenses and increased costs for marketing materials used to recruit potential bank and business customers.

         General and Administrative. General and administrative expenses increased from $359,000 in 1996 to $1.1 million in 1997. These costs were approximately 340% and 158% of total revenues, respectively, for these two periods. The increase in dollar amounts was primarily the result of increases in the number of administrative and operational employees, and the costs associated with administrative expenses and building infrastructure to support our growth.

         Interest (Income) Expense, net. Interest expense increased from $6,000 in 1996 to $96,000 in 1997, primarily as a result of a loan facility obtained in late 1997.

         Income Taxes. As of December 31, 1997, Towne had NOLs of approximately $3.0 million for federal tax purposes which will expire if not utilized by 2011 and 2012. Towne has not recognized any benefit from the future use of such NOLs because management's assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

         During Towne's short history, its operating results have varied significantly and are likely to fluctuate significantly in the future as a result of a combination of factors. These factors include: whether or not the market accepts current and future products and services; whether new competitors emerge or existing competitors gain market share faster than Towne Services; whether new technologies are developed which make Towne's systems outdated or obsolete; whether costs of doing business increase as a result of higher wages, sales commissions, taxes and other operating costs; whether seasonal trends in consumer purchasing impact the volume of transactions processed; general economic factors and the impact of potential acquisitions to Towne's operations. In addition, the amount of revenues associated with particular set-up fees can vary significantly based upon the number of products used by customers for any particular period. Towne Services establishes its expenditure levels for product development, sales and marketing and other operating expenses based, in large part, on its anticipated revenues. As a result, if revenues fall below expectations, operating results and net income are likely to be adversely and disproportionately affected because only a portion of Towne's expenses vary with its revenues.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, Towne has financed its operations primarily through sales of its equity securities in private placements, its initial public offering and through credit facilities. Through December 1997, Towne received aggregate net proceeds of $4.3 million from the sale of its common stock. In March 1998, Towne received net proceeds of $1.5 million from the sale of its Series A Preferred Stock in a private placement. In July 1998, Towne received net proceeds of $27.0 million from the initial public offering of its common stock.

         In August 1998, Towne paid off all then existing current and long term debt obligations, which consisted of a $1.5 million term note and several lines of credit, with proceeds received from its initial public offering. The early extinguishment of some of these debt obligations resulted in an extraordinary loss of $476,000, which is comprised of $218,000 unamortized discount on the $1.5 million term note and $258,000 in deferred debt issuance costs.

         In December 1998, Towne borrowed $5.0 million on a short-term line of credit from First Union National Bank. The line of credit has a term of one year with an interest rate of LIBOR plus 2.0% (7.1% at December 31, 1998). It is secured by a deposit account Towne maintains with the lender. The line of credit was paid in full in January 1999. Towne will continue to negotiate with certain other financial institutions to establish a credit facility for future working capital and acquisition financing, but there can be no assurance that such negotiations will be successful.

         Net cash used in operating activities was approximately $2.1 million for 1997 and $10.2 million for 1998. Net cash used in operating activities during 1997 represents a $2.5 million net loss partially offset by a $599,000 increase in accounts payable and accrued expenses, a $120,000 increase in accounts receivable and a $260,000 increase in prepaid expenses and other assets. Net cash used in operating activities during 1998 represents a $15.1 million net loss partially offset by a $622,000 increase in accounts payable and accrued expenses, a $3.0 million increase in accounts receivable and a $265,000 increase in prepaid expenses and other assets.

         Net cash used in investing activities was approximately $531,000 for 1997 and $12.9 million for 1998. Net cash used in investing activities during 1997 represents an increase of $452,000 for the purchase of computer equipment used in conducting Towne's business and an increase of $79,000 of notes receivable due from a shareholder. Net cash used in investing activities during 1998 represents an increase of $10.4 million to acquire Banking Solutions, Inc., $1.9 million for the purchase of computer equipment and other capital equipment used in conducting Towne's business, $510,000 to acquire some of the assets and liabilities of Credit Collection Solutions, Inc. and $170,000 in notes due from shareholders.

         Net cash provided by financing activities was $5.0 million for 1997 and $33.7 million for 1998, which consisted primarily of $27.0 million of net proceeds received from Towne's initial public offering, $1.5 million from the issuance of preferred stock, $584,000 from the exercise of stock options and $4.6 million of net proceeds from the issuance of other securities and payment of all outstanding debt obligations.

EFFECTS OF THE YEAR 2000

         Towne's business and customer relationships rely on computer software programs, internal operating systems and telephone and other network communications connections. If any of these programs, systems or network connections are not programmed to recognize and properly process dates after December 31, 1999 (the "Year 2000" issue), significant system failures or errors may result which could have a material adverse effect on the business, financial condition, or results of operations of both the effected customers and Towne. Towne Services has conducted tests on its proprietary point of sale terminals, network connections and transaction processing software and believes that its TOWNE CREDIT, TOWNE FINANCE and CASHFLOW MANAGER products and network connections it maintains are able to process dates after December 31, 1999. For its internal accounting and operating systems and network communications, Towne uses software and other products provided by third parties and has received warranties or other assurances that most of these products are programmed to address the Year 2000 issue. Towne plans to conduct a limited review of its internal systems and to continue to test its network connections to help insure that these programs and systems are adequately programmed to address the Year 2000 issue. Towne Services intends to modify or replace any products or systems that are unable to properly function as a result of the Year 2000 issue and currently believes it will be able to do so without incurring costs or delays which would have a material adverse effect on its financial condition.

         Towne supplies point of sale terminals and other products needed to run its processing systems to its customers and Towne Services has not tested any other products or systems used in its customers' businesses. If Towne's customers do not successfully address Year 2000 issues in their operations and, as a result, experience temporary or permanent interruptions in their businesses, Towne may lose revenues from these customers, which could have a material adverse effect on its business, financial condition and results of operations. Towne Services believes that many financial institutions and small businesses (including customers of Towne) are still in the preliminary stages of analyzing their systems for Year 2000 issues. It is impossible to estimate the potential expenses involved or delays which may result from the failure of these institutions and third parties to resolve their Year 2000 issues in a timely manner and there can be no assurance that such expenses, failures or delays will not have a material adverse effect on Towne's business, financial condition or results of operations.

EFFECTS OF ACCOUNTING STANDARDS

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for periods beginning after December 15, 1997. Towne adopted SFAS No. 130 on January 1, 1998. The adoption of SFAS 130 did not have a material impact on Towne's financial statements as comprehensive income did not differ from the reported net loss for all periods presented.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The adoption of SFAS No. 131 did not have an impact on Towne's financial statements, as the Company operates in one business segment, electronic transaction processing. Towne's operating business segments provide electronic transaction processing for small business in-house accounts. The separate businesses within Towne use Towne's central administrative offices for customer support, centralized processing and sales support. In addition, Towne's sales force markets all products within their assigned markets. Consequently, Towne considers all of its products as one reportable segment under the definitions in SFAS No. 131.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1988 and thereafter). SFAS No. 133 cannot be applied retroactively; it must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The adoption of SFAS No. 133 will not have a material impact on Towne's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Towne does not use derivative financial instruments in its operations or investments and does not have significant operations subject to fluctuations in foreign currency exchange rates. Towne's $5.0 million credit facility has an interest rate which is based (at the Company's election) upon the lender's prime rate. As of March 15, 1999, no amounts were outstanding under this credit facility and, therefore, Towne does not believe it has a significant risk due to potential fluctuations in interest rates at this time. Changes in interest rates which dramatically increase the interest rate on the credit facility would make it more costly to borrow proceeds under that facility and may impede Towne's acquisition and growth strategies if management determines that the costs associated with borrowing funds are too high to implement these strategies.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of Towne, including Towne's consolidated balance sheets as of December 31, 1998 and 1997 and consolidated statements of income, consolidated statements of cash flows and consolidated statements of changes in shareholders' equity for the three years ended December 31, 1998, together with the report thereto of Arthur Andersen LLP dated February 12, 1999, and the schedule containing certain supporting information are attached hereto as pages F-1 through F-24.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable.

                                    PART III

         Certain information required by Part III is omitted from this Report because the Registrant will file a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement") not later than 120 days after the end of the financial year covered by this Report, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by Item 10 is incorporated herein by reference from the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference from the Proxy Statement, except for those portions relating to the Compensation Committee's Report on Executive Compensation and to Towne's Comparative Performance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated by reference from the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated by reference from the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements

         The following consolidated financial statements of Towne Services, Inc. and its subsidiaries are filed as part of this Annual Report and are attached hereto as pages F-1 to F-24:

         Report of Independent Public Accountants
         Consolidated Balance Sheets of December 31, 1997 and 1998
         Consolidated Statements of Operations for the years ended December 31,
                  1996, 1997 and 1998
         Consolidated Statements of Shareholders' Equity for the years ended
                  December 31, 1996, 1997 and 1998
         Consolidated Statements of Cash Flows for the years ended December 31,
                  1996, 1997 and 1998
         Notes to Financial Statements

(a)(2)   Financial Statement Schedules

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                                             Beginning    Charged to                    Ending
Description                                                   Balance      Expense       Deductions     Balance
                                                             ---------    ----------     ----------     -------

December 31, 1995 Allowance for Doubtful Accounts.....               0             0              0           0
December 31, 1996 Allowance for Doubtful Accounts.....               0             0              0           0
December 31, 1997 Allowance for Doubtful Accounts.....               0        25,000              0      25,000
December 31, 1998 Allowance for Doubtful Accounts.....          25,000       322,065              0     347,065

(a)(3)   Exhibits

Exhibit No.       Description
-----------       -----------

2.1               Asset Purchase Agreement by and between Towne Services, Inc.
                  and Credit Collection Solutions, Inc., and Burton W. Crapps and Robert M. Ragsdale dated as of June 11, 1998.*
2.2 Stock Purchase Agreement dated November 30, 1998 by and between Towne Services, Inc., BSI Acquisition Corp., Banking
                  Solutions, Inc. ("BSI"), and certain shareholders of BSI
                  (incorporated by reference to Exhibit 2.1 of the Company's
                  Report on Form 8-K filed on December 15, 1998).
3.1 Amended and Restated Articles of Incorporation, as filed with the Secretary of State of the State of Georgia on July 29, 1998.*
3.2               Amended and Restated Bylaws, effective May 19, 1998.*
4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated
                  Bylaws defining the rights of the holders of common stock of the Company.
10.1              1996 Stock Option Plan (including form of Stock Option
                  Agreement.*/**
10.2              1998 Stock Option Plan (including form of Stock Option
                  Agreement).*/**
10.3              Form of Non-Qualified Stock Option Agreement.*/**
10.4              Lease by and among River Exchange Associates Limited
                  Partnership and Towne Services, Inc. dated January 12, 1998.*
10.5              Employment Agreement by and between Towne Services, Inc. and
                  Drew W. Edwards dated as of October 15, 1995.*/**
10.6              Employment Agreement by and between Towne Services, Inc. and
                  Henry M. Baroco dated as of January 15, 1997.*/**
10.7              Amended and Restated Employment Agreement by and between
                  Towne Services, Inc. and Bruce Lowthers dated as of May 18,
                  1998.*/**
10.8              Employment Agreement by and between Towne Services, Inc. and
                  Cleve Shultz dated as of May 19, 1998.*/**
10.9              Form of TOWNE CREDIT Bank Marketing Agreement.*
10.10             Form of TOWNE FINANCE Bank Marketing Agreement.*

10.11             Form of TOWNE CREDIT Merchant Processing Agreement.*
10.12             Form of TOWNE FINANCE Client Processing Agreement.*
10.13             Form of CASH FLOW MANAGER Merchant Services Agreement.
10.14             Form of CASH FLOW MANAGER License Agreement.
10.15             Form of Independent Bankers Bank General Marketing Agent
                  Agreement.
10.16 Registration Rights Agreement dated as of March 13, 1998 by and between Towne Services, Inc. and Capital Appreciation
                  Partners, L.P.*
10.17             Form of Indemnification Agreement entered into between Towne
                  Services, Inc. and its directors and officers.*
10.18             Promissory note dated September 8, 1997 issued to Towne
                  Services, Inc. by Henry M. Baroco.*
10.19             Promissory note dated April 1, 1998 issued to Towne Services,
                  Inc. by Bruce F. Lowthers, Jr.*
10.20             Promissory Note dated October 8, 1998 issued to Towne
                  Services, Inc. by Drew W. Edwards.
10.21             Promissory Note dated October 8, 1998 issued to Towne
                  Services, Inc. by Henry M. Baroco.
10.22             Form of General Marketing Agent Agreement.*
10.23             Promissory Note by the Company to the order of First Union
                  National Bank dated December 31, 1998.
21.1              Subsidiaries of Towne Services, Inc.
23.1              Consent of Arthur Andersen, LLP.
24.1              Power of Attorney (contained or the signature page hereof).
27.1              Financial Data Schedule for the periods ending December 31,
                  1997 and 1998 (for SEC use only).
99.1              The following audited financing statements of Banking
                  Solutions, Inc. together with the report thereon by Arthur
                  Andersen LLP (incorporated by reference to Exhibit 99.2 of the Company's Report on Form 8-K/A filed on February 16,
                  1999): Balance Sheets as of December 31, 1996, 1997 and
                  September 30, 1998 (unaudited). Statements of Operations for the years ended December 31, 1995, 1996, 1997 and the nine months ended September 30, 1998 (unaudited). Statements of
                  Shareholders' Equity for the years ended December 31, 1995,
                  1996, 1997 and the nine months ended September 30, 1998
                  (unaudited). Statements of Cash Flows for the years ended
                  December 31, 1995, 1996, 1997 and the none months ended
                  September 30, 1998 (unaudited). Notes to Financial
                  Statements.
99.2 The following unaudited pro forma financial statements of Towne Services, Inc. and Banking Solutions, Inc.
                  (incorporated by reference to Exhibit 99.3 of the Company's
                  Report on Form 8-K/A filed on February 16, 1999): Pro Forma
                  Balance Sheet as of September 30, 1998. Pro Forma Statement of Operations for the year ended December 31, 1997. Pro Forma
                  Statement of Operations for the nine months ended September
                  30, 1998. Notes to Pro Forma Condensed Consolidated Financial
                  Information.

------------------

* Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (No. 333-53341) as declared effective by the Securities and Exchange Commission on July 30, 1998.
** This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

(b)      Reports on Form 8-K

         Form 8-K filed on December 15, 1998. Current report under Item 2 reporting that Towne, through a wholly-owned subsidiary, acquired all of the outstanding capital stock of Banking Solutions, Inc. pursuant to a Stock Purchase Agreement dated as of November 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.


                                Towne Services, Inc.



March 24, 1999                  By: /s/ Drew W. Edwards
--------------------------      -----------------------------------------------
Date                                    Drew W. Edwards
                                          Chairman and Chief Executive Officer



                               POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Drew W. Edwards and Henry M. Baroco, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchanges Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                      Title                               Date
----------                                      -----                               ----



/s/ Drew W. Edwards                             Chairman of the Board and Chief     March 24, 1999
---------------------------------------         Chief Executive Officer
    Drew W. Edwards                             (principal executive officer)

/s/ Bruce F. Lowthers                           Chief Financial Officer             March 24, 1999
---------------------------------------         (principal financial and
    Bruce F. Lowthers                           accounting officer)

/s/ Henry M. Baroco                             President, Chief Operating          March 24, 1999
---------------------------------------         Officer and Director
Henry M. Baroco

Signatures                                      Title                               Date
----------                                      -----                               ----


/s/ G. Lynn Boggs                               Director                            March 24, 1999
---------------------------------------
    G. Lynn Boggs

/s/ Frank W. Brown                              Director                            March 24, 1999
---------------------------------------
    Frank W. Brown

/s/ John W. Collins                             Director                            March 24, 1999
---------------------------------------
    John W. Collins

/s/ J. Stanley Mackin                           Director                            March 24, 1999
---------------------------------------
    J. Stanley Mackin

/s/ Joe M. Rodgers                              Director                            March 24, 1999
---------------------------------------
    Joe M. Rodgers

/s/ John D. Schneider, Jr.                      Director                            March 24, 1999
---------------------------------------
    John D. Schneider, Jr.

/s/ J. Daniel Speight, Jr.                      Director                            March 24, 1999
---------------------------------------
    J. Daniel Speight, Jr.

/s/ Glenn W. Sturm                              Director                            March 24, 1999
---------------------------------------
    Glenn W. Sturm

/s/ J. Stephen Turner                           Director                            March 24, 1999
 --------------------------------------
    J. Stephen Turner

/s/ Bahram Yusefzadeh                           Director                            March 24, 1999
---------------------------------------
    Bahram Yusefzadeh

                              TOWNE SERVICES, INC.

                                AND SUBSIDIARIES



                       CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1997 AND 1998




                               TABLE OF CONTENTS



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS.............................................F-2

FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of December 31, 1997 and 1998................F-3

         Consolidated Statements of Operations for the Years Ended
         December 31, 1996, 1997 and 1998............................................F-4

         Consolidated Statements of Shareholders' Equity for the Years
         Ended December 31, 1996, 1997 and 1998......................................F-5

         Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1996, 1997 and 1998............................................F-6

NOTES TO FINANCIAL STATEMENTS........................................................F-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Towne Services, Inc.:

We have audited the accompanying consolidated balance sheets of TOWNE SERVICES, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1997 and 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Towne Services, Inc. and subsidiaries as of December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in Item 14(a)(2) of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/  Arthur Andersen LLP


Atlanta, Georgia
February 12, 1999

                              TOWNE SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998



                                                                                             1997                1998
                                                                                         ------------        ------------

                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..........................................................   $  2,536,439        $ 13,081,284
  Accounts receivable, net of allowance
     for uncollectible accounts of $25,000 and $347,065
     in 1997 and 1998, respectively ..................................................        121,566           3,552,478
  Note receivable ....................................................................              0             167,305
  Other ..............................................................................         68,273             229,732
                                                                                         ------------        ------------
       Total current assets ..........................................................      2,726,278          17,030,799

PROPERTY AND EQUIPMENT, net ..........................................................        489,849           2,116,987
NOTES RECEIVABLE .....................................................................         78,990              81,565
DEBT ISSUANCE COSTS, net .............................................................        288,815                   0
GOODWILL, net ........................................................................              0          14,955,414
OTHER INTANGIBLES, net ...............................................................              0           1,134,614
OTHER ASSETS, net ....................................................................          2,500             100,249
                                                                                         ------------        ------------
                                                                                         $  3,586,432        $ 35,419,628
                                                                                         ============        ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable ...................................................................   $    297,937        $    125,763
  Accrued liabilities ................................................................        215,109           1,273,148
  Accrued compensation ...............................................................        220,300             250,391
  Accrued termination costs ..........................................................              0             497,910
  Current portion of long-term debt ..................................................         46,757           5,000,000
                                                                                         ------------        ------------
     Total current liabilities .......................................................        780,103           7,147,212
                                                                                         ------------        ------------

LONG TERM DEBT, net of discount of $249,500 and
     $0 in 1997 and 1998, respectively ...............................................      1,289,666                   0
                                                                                         ------------        ------------
COMMITMENTS AND CONTINGENCIES
WARRANTS WITH REDEMPTION FEATURE .....................................................        255,000                   0
                                                                                         ------------        ------------
SHAREHOLDERS' EQUITY:
  Preferred stock, $100 par value; 20,000,000 shares authorized, 0
     issued and outstanding in 1997 and 1998, respectively ...........................              0                   0
  Common stock, no par value; 50,000,000 shares authorized,
     11,706,766 and 19,651,390 issued and outstanding in 1997
     and 1998, respectively ..........................................................      4,417,696          52,363,084
  Warrants outstanding ...............................................................         41,000              41,000
  Accumulated deficit ................................................................     (3,197,033)        (24,131,668)
                                                                                         ------------        ------------
     Total shareholders' equity ......................................................      1,261,663          28,272,416
                                                                                         ------------        ------------
                                                                                         $  3,586,432        $ 35,419,628
                                                                                         ============        ============


      The accompanying notes are an integral part of these balance sheets.

                              TOWNE SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998



                                                                                  1996          1997           1998
                                                                             ------------   ------------   ------------

REVENUES ..............................................................      $    105,285   $    722,364   $  6,397,628
                                                                             ------------   ------------   ------------

COSTS AND EXPENSES:
  Costs of processing, servicing, and support .........................           219,621        832,102      2,027,160
  Research and development ............................................            51,871        332,470        306,482
  Sales and marketing .................................................           118,163        839,323      6,251,564
  Stock compensation expense ..........................................            10,020              0      6,267,497
  Employee termination costs ..........................................                 0              0      2,291,102
  General and administrative ..........................................           358,606      1,139,642      3,858,564
                                                                             ------------   ------------   ------------
     Total costs and expenses .........................................           758,281      3,143,537     21,002,369
                                                                             ------------   ------------   ------------
OPERATING LOSS ........................................................          (652,996)    (2,421,173)   (14,604,741)
                                                                             ------------   ------------   ------------

OTHER EXPENSES:
  Interest expense (income), net ......................................             5,802         95,946       (263,503)
  Other expense (income) ..............................................             3,509         (1,018)        (5,814)
  Financing costs for stock issued to nonemployees ....................                 0              0        323,000
                                                                             ------------   ------------   ------------
     Total other expenses .............................................             9,311         94,928         53,683
                                                                             ------------   ------------   ------------

  Loss before extraordinary loss on early extinguishment
    of debt ...........................................................          (662,307)    (2,516,101)   (14,658,424)
  Extraordinary loss on early extinguishment of debt ..................                 0              0
                                                                                                                476,239
                                                                             ------------   ------------   ------------

NET LOSS ..............................................................      $   (662,307)  $ (2,516,101)  $(15,134,663)
                                                                             ============   ============   ============

PREFERRED STOCK DIVIDENDS .............................................                 0              0     (5,108,000)
ACCRETION OF WARRANTS WITH REDEMPTION FEATURE .........................                 0              0       (691,972)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
   BEFORE EXTRAORDINARY LOSS ..........................................      $   (662,307)  $ (2,516,101)  $(20,458,396)
                                                                             ------------   ------------   ------------


NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
   PER COMMON SHARE BEFORE EXTRAORDINARY LOSS:
Basic .................................................................      $      (0.10)  $      (0.26)  $      (1.32)
                                                                             ============   ============   ============
Diluted ...............................................................      $      (0.10)  $      (0.26)  $      (1.32)
                                                                             ============   ============   ============

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS .........................      $   (662,307)  $ (2,516,101)  $(20,934,635)
                                                                             ============   ============   ============

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
     PER COMMON SHARE:
Basic .................................................................      $      (0.10)  $      (0.26)  $      (1.35)
                                                                             ============   ============   ============
Diluted ...............................................................      $      (0.10)  $      (0.26)  $      (1.35)
                                                                             ============   ============   ============

Weighted Average Common Shares Outstanding ............................         6,337,356      9,600,592     15,516,170
                                                                             ============   ============   ============


        The accompanying notes are an integral part of these statements.

                              TOWNE SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                                                                                                         TOTAL
                                                                                           WARRANTS   ACCUMULATED     SHAREHOLDERS'
                                            PREFERRED STOCK        COMMON STOCK          OUTSTANDING  DEFICIT            EQUITY
                                         SHARES         AMOUNT   SHARES       AMOUNT
                                      --------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1995                 --             --    5,000,000   $    15,750         --   $       (18,625)  $    (2,875)
                                      --------------------------------------------------------------------------------------------
Issuance of common stock                   --             --    2,905,700       720,150         --                --       720,150
Fair value of stock options granted        --             --           --        64,124         --                --        64,124
Net loss                                   --             --           --            --         --          (662,307)     (662,307)
                                      --------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                 --             --    7,905,700       800,024         --          (680,932)      119,092
                                      --------------------------------------------------------------------------------------------

Issuance of common stock                   --             --    3,537,766     3,471,099         --                --     3,471,099
Issuance of warrants                       --             --           --            --     41,000                --        41,000
Exercise of stock options                  --             --      263,300        78,990         --                --        78,990
Fair value of stock options granted        --             --           --        67,583         --                --        67,583
Net loss                                   --             --           --            --         --        (2,516,101)   (2,516,101)
                                      --------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                 --             --   11,706,766     4,417,696     41,000        (3,197,033)    1,261,663
                                      --------------------------------------------------------------------------------------------

Issuance of preferred stock            15,000    $ 1,500,000           --            --         --                --     1,500,000
Issuance of common stock                   --             --    1,052,308     5,532,500         --                --     5,532,500
Preferred stock dividend (Note 8)          --             --           --     5,100,000         --        (5,108,000)       (8,000)
Exercise of stock options                  --             --      771,000       583,500         --                --       583,500
Employee compensation expense
   for stock options granted or
   amended                                 --             --           --     2,275,266         --                --     2,275,266
Accretion of warrants with
   redemption feature                      --             --           --       691,972         --          (691,972)           --
Conversion of preferred stock         (15,000)    (1,500,000)   1,217,903     1,508,000         --                --         8,000
Conversion of outstanding warrants         --             --      308,982       255,000         --                --       255,000
Initial public offering transactions,
   net (Note 3)                            --             --    3,850,000    26,989,129         --                --    26,989,129
Issuance of common shares in
   connection with the purchase            --             --      744,431     5,010,021         --                --     5,010,021
   of Banking Solutions, Inc.
Net loss                                   --             --           --            --         --       (15,134,663)  (15,134,663)
                                    ----------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                 --             --   19,651,390   $52,363,084    $41,000      $(24,131,668) $ 28,272,416
                                    ----------------------------------------------------------------------------------------------


        The accompanying notes are an integral part of these statements

                              TOWNE SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998


                                                                                              YEAR ENDED DECEMBER 31,
                                                                                  ----------------------------------------------
                                                                                    1996             1997               1998
                                                                                  ---------      ------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss....................................................................    $(662,307)     $(2,516,101)       $(15,134,663)
                                                                                  ---------      ------------       -------------
  Adjustments to reconcile net loss to net cash
      used in operating activities:
      Compensation expense recognized for stock option grants.................       10,020                 0           6,267,497
      Financing costs for stock issued to nonemployees........................            0                 0             323,000
      Issuance of warrants....................................................            0            41,000                   0
      Loss on disposal of property and equipment .............................        7,234                 0                   0
      Extraordinary loss from early extinguishment of debt....................            0                 0             476,239
      Depreciation............................................................       12,895           103,629             285,354
      Amortization of goodwill and other intangibles..........................            0                 0             113,337
      Amortization of debt financing fees.....................................            0            39,423              13,496
      Amortization of debt discount...........................................            0             5,500              33,025
      Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable................................................       (1,596)         (119,970)         (2,969,117)
           Prepaid & other assets.............................................       (8,713)         (259,209)           (265,166)
           Accounts payable...................................................       39,487           257,836            (401,993)
           Accrued liabilities ...............................................       94,022           200,922             993,439
           Accrued compensation...............................................            0           139,977              30,092
           Deferred revenue...................................................       23,103           (23,103)                  0
                                                                                  ---------      ------------       -------------
                    Total adjustments.........................................      176,452           386,005           4,899,203
                                                                                  ---------      ------------       -------------
                    Net cash used in operating activities.....................     (485,855)       (2,130,096)        (10,235,460)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Note receivable from shareholders...........................................            0           (78,990)           (169,880)
  Purchase of Credit Collection Solutions, Inc., net of cash acquired.........            0                 0            (510,000)
  Purchase of Banking Solutions, Inc., net of cash acquired...................            0                 0         (10,351,129)
  Purchase of property and equipment, net.....................................     (151,813)         (451,569)         (1,870,672)
                                                                                  ---------      ------------       -------------
                     Net cash used in investing activities....................     (151,813)         (530,559)        (12,901,681)
                                                                                  ---------      ------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options.....................................            0            78,990             583,500
  Repayment of debt...........................................................            0          (318,702)         (2,236,761)
  Proceeds from Sirrom Capital loan...........................................            0         1,500,000                   0
  Proceeds from short/long-term borrowings....................................       60,000           314,625           5,628,849
  Proceeds from issuance of preferred stock...................................            0                 0           1,500,000
  Proceeds from issuance of common stock......................................      710,130         3,471,099          28,206,398
                                                                                  ---------      ------------       -------------
                      Net cash provided by financing activities..............       770,130         5,046,012          33,681,986
                                                                                  ---------      ------------       -------------
NET INCREASE IN CASH.........................................................       132,462         2,385,357          10,544,845
CASH AND CASH EQUIVALENTS, beginning of period...............................        18,620           151,082           2,536,439
                                                                                  ---------      ------------       -------------
CASH AND CASH EQUIVALENTS, end of period.....................................     $ 151,082      $  2,536,439       $  13,081,284
                                                                                  =========      ============       =============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes...................................................     $       0      $          0       $          0
                                                                                  =========      ============       ============
Cash paid for interest.......................................................             0      $     15,900       $    235,030
                                                                                  =========      ============       ============
Fair value of stock options granted..........................................     $  64,124      $     67,583       $          0
                                                                                  =========      ============       ============

ACQUISITION OF BSI:
  Fair value of assets acquired..............................................     $       0      $          0       $    413,534
  Liabilities assumed........................................................             0                 0         (1,285,120)
  Value of common shares issued..............................................             0                 0         (4,517,230)

        The accompanying notes are an integral part of these statements.

                              TOWNE SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       ORGANIZATION AND BACKGROUND


         Towne Services, Inc. ("Towne Services" or the "Company") designs, develops and markets products and services that convert the in-house credit transactions of small businesses into automated in much the same way as credit card transactions are processed accounts which are processed electronically. Usually, in-house credit transactions are completed without a credit card or cash, are recorded and processed manually and then billed to the customer at a later date. To automate this process, Towne Services offers the following electronic processing systems, TOWNE CREDIT, TOWNE FINANCE and CASHFLOW MANAGER, which process small business' in-house credit transactions in much the same way as credit card transactions are processed.

         The TOWNE CREDIT system electronically processes in-house consumer credit transactions of small and medium size retail merchants. The TOWNE FINANCE system, a commercial version of TOWNE CREDIT, is an automated asset management and financing system that processes business-to-business credit transactions for small commercial businesses. The CASHFLOW MANAGER system is an accounts receivable financing program similar to the TOWNE FINANCE product. Through the use of the Company's products and services, small businesses can automate certain manual processes, accelerate cash flow, provide better customer service, reduce paperwork and shift many other administrative burdens to Towne Services. In addition, the Company provides complementing products and services to banks that enable them to generate interest-bearing revolving credit accounts by financing the accounts receivable of these small businesses. Through the use of the Company's products, banks can monitor customers' accounts receivable and generate detailed status reports, and may attract new business customers who, in turn, may become customers of Towne Services.

         Incorporated on October 23, 1995, Towne Services had no significant operations until it released its TOWNE CREDIT product and related services in June 1997. Accordingly, the Company has only a limited operating history. The Company has incurred significant losses in each quarter since it commenced operations. Towne Services had net losses of $662,000, $2.5 million and $15.1 million for the years ended December 31, 1996, 1997 and 1998, respectively. The Company expects that it will continue to incur net losses until it is able to attain sufficient revenues to support its business. The Company can provide no assurances as to when, if ever, this may occur.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements include the accounts of Towne Services, Inc. and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated in consolidation.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         REVENUE RECOGNITION

         The Company functions as a service bureau whereby customers process transactions utilizing the Company's software on an outsourced basis. The Company's revenues are generated primarily through initial set-up fees and recurring monthly transaction processing fees. Revenues related to the initial set-up fee are recognized upon execution of the related contract. Revenues are deferred for contracts that contain certain cancellation clauses and/or return guarantees until the guarantee period is expired. Transaction fees are recognized on a monthly basis as earned. The Company also leases point of sale terminal equipment to certain customers under month-to-month operating leases. Such operating lease revenues are recognized on a monthly basis as earned.

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs which do not extend the useful lives of these assets are expensed as incurred. Depreciation is provided using the straight-line method for financial reporting. The detail of property and equipment at December 31, 1997 and 1998 is as follows:

                                         1997           1998        USEFUL LIVES
                                      ---------      ----------     ------------

      Furniture and fixtures          $ 114,841      $  280,144     Seven years
      Automobiles                        18,406          18,406     Three years
      Computers and equipment           219,328         651,740     Five years
      Point-of-sale equipment           193,843       1,279,644     Three years
      Leasehold improvements              9,337          32,267     Five years
      Computer Software                       0         162,653     Five years
      Software development costs         47,000          59,500     Three years
                                      ---------      ----------
                                        602,755       2,484,354
      Less accumulated depreciation    (112,906)       (367,367)
                                      ---------      ----------
                                      $ 489,849      $2,116,987
                                      =========      ==========

         LONG-LIVED ASSETS

         The Company periodically reviews the values assigned to long-lived assets, such as property and equipment, to determine whether any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

         GOODWILL AND OTHER INTANGIBLES

         In connection with the purchase of Credit Collection Solutions, Inc. ("CCS") (Note 4), the Company has recorded goodwill in the amount of $440,000, which is being amortized over a period of 5 years.

         In connection with the purchase of Banking Solutions, Inc. ("BSI") (Note 4), the Company has recorded goodwill in the amount of $14.6 million, which is being amortized over a period of 25 years. The Company has allocated $1.1 million to BSI's customer list, which is being amortized over a period of 5 years.

         OFFICERS' LIFE INSURANCE

         The Company carries life insurance policies on four key executives. The aggregate face value of these policies is $4,250,000, and the Company is entitled to receive any proceeds as the beneficiary. The Company had no cash surrender value in these policies at December 31, 1997 and 1998.

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses consist of salary related personnel costs, including costs for employee benefits, computer equipment and support services used in products necessary to deliver the Company's services. The Company's policy is to capitalize research and development costs upon establishing technological feasibility, subject to a periodic assessment of recoverability based on expected future revenues. The Company had capitalized approximately $47,000, and $60,000 of software development costs at December 31, 1997 and 1998, respectively.

         NET LOSS PER SHARE

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," effective for fiscal years ending after December 15, 1997. The Company adopted the new guidelines for the calculation and presentation of earnings per share, and all prior periods have been restated. Basic loss per share is based on the weighted average number of shares outstanding. Diluted loss per share is based on the weighted average number of shares outstanding, and the dilutive effect of common stock equivalent shares issuable upon the exercise of stock options and warrants (using the treasury stock method). All common stock equivalents have been excluded, as their effect would be anti-dilutive. Therefore, the weighted average shares used for basic and diluted earnings per share are the same.

         INCOME TAXES

         The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires the use of an asset and liability method of accounting for deferred income taxes. Under SFAS No. 109, deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be settled or realized.

         RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the current year presentation.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The book values of cash, trade accounts receivable, trade accounts payable, and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities.

         RISK OF POSSIBLE SYSTEM FAILURE

         The Company's operations depend on its ability to protect its network infrastructure and equipment against damages from human error, natural disasters, power and telecommunications failures, intentional acts of vandalism, and similar events. Despite precautions taken by the Company, the occurrence of human error, a natural disaster, or other unanticipated problems could halt the Company's services, damage network equipment, and result in substantial expense for the Company to repair or replace damaged equipment. In addition, the failure of the Company's telecommunications providers to supply the necessary services could also interrupt the Company's services. The inability of the Company to supply services to its customers could negatively affect the Company's business and financial results and may also harm the Company's reputation.

         LOSS OF CUSTOMERS

         Customer attrition is a normal part of the electronic processing business. The Company has and will experience losses of small business customers due to attrition. Towne Services' written agreements with its customers generally provide that either party may terminate the agreement upon 30 to 60 days' notice for any reason. Consolidation in the financial services industry in the United States may result in fewer potential bank customers. In addition, the Company may elect not to process or continue processing for customers that experience financial difficulties or other problems.

         PRODUCT RISKS

         Towne Services may be liable if the use of any of its products causes damage to its customers' businesses. Towne Services also may be required to recall certain of its products if they become damaged or unable to perform their intended functions. Towne Services has not experienced any product recalls or product liability judgments or claims. However, a product recall or product liability judgment against Towne Services could negatively affect its business and financial results.

         TRADEMARKS AND OTHER PROPRIETARY RIGHTS

         Towne Services believes that its technologies, trademarks and other proprietary rights are important to its success. The Company attempts to protect itself through a combination of copyright law, trademark and trade secret laws, employee and third party confidentiality agreements and other methods. However, unauthorized parties may attempt to copy aspects of the Company's technology, products and services or to otherwise obtain and use information that the Company regards as proprietary, despite the Company's efforts to protect them. Third parties may claim that the Company's current or future products and services infringe the patent, copyright or trademark rights of such third parties. No assurance can be given that, if such actions or claims are brought, the Company will ultimately prevail. Any such claims, whether with or without merit, could be costly and time consuming, cause delays in introducing new or improved products and services, require Towne Services to enter royalty or licensing agreements or discontinue using the challenged technology and otherwise could have a material adverse effect on the Company's business and financial results.

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for periods beginning after December 15, 1997. The Company adopted SFAS No. 130 effective March 31, 1998. The adoption of SFAS No. 130 did not have a material impact on the Company's financial statements, as comprehensive income did not differ from the reported net loss.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company's operating business segments provide electronic transaction processing for small business in-house accounts. The product lines offered by the Company use the Company's central administrative offices for customer support, centralized processing and sales support. In addition, the Company's sales force markets all products within their assigned markets. Consequently, the Company considers all of its products as one reportable segment under the definitions in SFAS No. 131.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1999 and thereafter). SFAS No. 133 cannot be applied retroactively; it must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

3.       INITIAL PUBLIC OFFERING

         In July 1998 the Company completed an initial public offering ("IPO") of its common stock. The total proceeds of the IPO, net of underwriting discounts and offering expenses, were approximately $27.0 million. The Company issued 3,850,000 shares at an offering price at $8.00 per share. Subsequent to the IPO, the Company converted all outstanding shares of Series A Preferred Stock to 1,217,903 shares of common stock and warrants for 308,982 shares of common stock were exercised.


4.       ACQUISITIONS

         In June 1998, the Company acquired certain assets and liabilities of Credit Collection Solutions, Inc. ("CCS") for approximately $510,000 cash and the issuance of up to 100,000 shares of the Company's common stock if certain financial results are achieved. CCS is a developer of computer software for processing payments and tracking collections. In connection with the purchase of CCS, the Company has recorded goodwill in the amount of $440,000, which is being amortized over a period of 5 years. This amount includes $200,000 which was originally recognized as purchased in-process development at the time of the acquisition.

         In December 1998, the Company acquired the outstanding stock of Banking Solutions, Inc. ("BSI") for approximately $14.9 million in cash and stock. In connection with the acquisition of Banking Solutions, the Company issued 744,431 shares of Towne's common stock at $6.73 per share. The remainder of the purchase price was paid in cash. Towne also agreed to pay former officers of Banking Solutions amounts of money which are contingent upon future performance criteria. BSI is a developer and provider of a transaction processing system, CASHFLOW MANAGER, an accounts receivable financing program similar to the TOWNE FINANCE product. The Company recorded this transaction using the purchase method of accounting. The Company has allocated goodwill in the amount of $14.6 million, which is being amortized over a period of 25 years. The Company has recorded $1.1 million to an intangible asset for BSI's customer list, which is being amortized over a period of 5 years. The Company recognized a one-time charge in the amount of $2.3 million in December 1998, related to employee terminations which were not identified at the date of purchase.

         Pro forma financial information as if the acquisitions had occurred at the beginning of the respective periods during which they occurred would be as follows:

                                                                     (Unaudited)
                                                                1997              1998
                                                             -----------      ------------
         REVENUES                                            $ 8,808,177      $ 14,510,777
         NET LOSS BEFORE EXTRAORDINARY ITEM                  $(3,484,053)     $(15,429,602)
         NET LOSS                                            $(3,484,053)     $(15,905,842)
         NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS        $(3,484,053)     $(21,705,813)
                                                             ===========      ============
         NET LOSS ATTRIBUTABLE PER COMMON SHARE              $     (0.34)     $      (1.35)
                                                             -----------      ------------

5.       LONG-TERM DEBT

         Long-term debt consists of the following at December 31, 1997 and 1998:

                                                                                      1997             1998
                                                                                  -----------      -----------
                  Note payable to First Union Bank, interest at                   $         0      $ 5,000,000
                    LIBOR+2.0% (7.1% at December 31, 1998)

                  Note payable to Sirrom Investments, Inc. ("Sirrom")
                    (the "Sirrom Note"), interest at 14%, $1,500,000
                    due December 2002, secured by certain assets of
                    the Company and all shares owned by the Company's
                    principal shareholders                                          1,500,000                0

                  Notes payable to Citizens Bank, interest ranging from
                    9.25% to 12%, payable monthly through 2000, secured
                    by equipment                                                       85,923                0
                                                                                  -----------      -----------
                                                                                    1,585,923        5,000,000

                  Less current portion                                                (46,757)      (5,000,000)
                                                                                  -----------      -----------
                                                                                    1,539,166                0

                  Less original issue discount                                       (249,500)               0
                                                                                  -----------      -----------
                                                                                  $ 1,289,666      $         0
                                                                                  ===========      ===========

         In August 1998, the Company repaid all of its then current and long-term debt obligations then outstanding using proceeds of the initial public offering. This resulted in an extraordinary one-time charge to net income of $476,000, which is comprised of $218,000 unamortized discount on a note payable to Sirrom Investments, Inc. (the "Sirrom Note") and $258,000 deferred debt issuance costs.

         In January 1999, the Company paid in full the First Union National Bank note of $5,000,000.

6.       INCOME TAXES

         The following is a reconciliation of income taxes at the federal statutory rate with income taxes recorded by the Company for the years ended December 31, 1996, 1997 and 1998:

                                                                  1996            1997             1998
                                                               ---------       ---------       -----------

                  Income tax benefit computed at the
                     federal statutory rate                    $ 225,184       $ 843,568       $ 5,145,786
                  State income tax benefit, net of
                     federal income tax benefit                   30,220          96,136           605,387
                  Other, net                                      (2,784)        (16,193)          (49,994)
                  Change in valuation allowance                 (252,620)       (923,511)       (5,701,179)
                                                               ---------       ---------       -----------
                                                               $       0       $       0       $         0
                                                               =========       =========       ===========

         Deferred income tax assets and liabilities for 1996, 1997 and 1998 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences that give rise to deferred tax assets and liabilities at December 31, 1996, 1997 and 1998 are as follows:

                                                         1996            1997           1998
                                                      ----------     -----------     -----------

              Deferred tax assets:
                  Deferred compensation               $   30,523     $    38,000     $    76,114
                  Accounts receivable reserves                 0           7,980         131,885
                  Other                                   10,837          16,068          70,300
                  Net operating loss carryforwards       211,129       1,134,584       6,693,044
                                                      ----------     -----------     -----------
                            Deferred tax assets          252,489       1,196,632       6,971,343
              Deferred tax liability:
                  Depreciation                              (131)        (20,501)        (94,033)
                                                      ----------     -----------     -----------
                                                         252,358       1,176,131       6,877,310
              Valuation allowance                       (252,358)     (1,176,131)     (6,877,310)
                                                      ----------     -----------     -----------
                            Net deferred tax asset    $        0     $         0     $         0
                                                      ==========     ===========     ===========

          Due to the Company's current year operating loss position and projected losses for the fiscal year ending December 31, 1999, no benefit for income taxes for the year ended December 31, 1998 has been provided in the accompanying financial statements as management has not determined it is more likely than not that such benefits will be realized.

         At December 31, 1998, the Company has net operating loss carryforwards ("NOLs") of approximately $17.6 million which will expire if not utilized beginning in 2011. Due to changes in the Company's ownership structure, the Company's use of its NOLs as of October 1, 1997 of approximately $2.5 million will be limited to approximately $550,000 in any given year to offset future taxes. If the Company does not realize taxable income in excess of the limitation in future years, certain NOLs will be unrealizable. NOLs generated after October 1, 1997 may be further limited as a result of any future sales of stock by the Company. Once these net operating loss carryforwards are utilized or expire, the Company's projected effective tax rate will increase which will adversely affect the Company's operating results and financial condition.


7.       WARRANTS WITH REDEMPTION FEATURE

         In connection with the issuance of the Sirrom Note, the Company issued warrants to purchase 308,982 shares of common stock at a price of $0.01 per share. Upon completion of the IPO (Note 3), warrants for 308,982 shares of common stock were exercised. The value assigned to these warrants was $255,000. The excess of the redemption value over the carrying value was accrued by periodic charges to retained earnings over the redemption period. As the redemption feature expired upon the IPO, the total amount of $946,972 charged to retained earnings was transferred to permanent equity subsequent to the IPO.

8.       SHAREHOLDERS' EQUITY

         PREFERRED STOCK

         In January 1998, the Company authorized 20,000,000 shares of Series A preferred Stock ("Preferred Stock") with a stated value of $100 per share. The board of directors has the authority to issue these shares and to establish dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. In March 1998, the Company sold 15,000 shares of Preferred Stock to Capital Appreciation Partners, L.P. for $1,500,000. These shares were converted into common stock at a conversion price of $1.25 per share at the completion of the Company's IPO (Note 3).

         The Company recorded $5.1 million as a preferred stock dividend for the difference between the estimated fair market value of the common stock at the date of the issuance and the conversion price.

         In July 1998 the IPO was declared effective by the Securities and Exchange Commission (Note 3) and all outstanding shares of Series A Preferred Stock were converted to 1,217,903 shares of common stock.

         COMMON STOCK

         During 1996 the Company issued 2,872,300 shares of common stock at prices ranging from approximately $.04 to $.30 per share. In addition, the Company granted 33,400 shares to an employee in the form of a bonus. The Company recorded compensation expense related to these shares at $.30 per share which represented management's estimate of the fair value of the common stock on the date of issuance.

         In January 1997, the Company effected a 100-for-1 stock split. All references in the accompanying financial statements to number of shares and per share amounts of the Company's common stock have been retroactively restated to reflect the increased number of shares outstanding of common stock.

         In an attempt to raise a minimum of $500,000 to serve as bridge financing for the Company, the Company offered to sell shares of common stock for $1.00 per share to accredited investors as defined by Rule 501(a) under the Federal Securities Act of 1933. The private placement began in late March 1997 and ended October 17, 1997. Through this private placement and certain other issuances of common stock, the Company raised $3.4 million.

         In February 1998, the Company sold 76,000 shares of common stock to third parties at $1.25 per share. The Company recorded $323,000 as financing costs for stock issued to nonemployees for the difference between the sale price to these third parties and the estimated fair market value on the date of sale.

         In October 1998, the Company issued 33,225 shares of common stock at $5.625 per share as an incentive compensation to employees for achieving performance expectations established in the second quarter of 1998.

         In connection with the acquisition of BSI (Note 4), Towne issued 744,431 shares of restricted common stock of the Company at $6.73 per share. The restricted stock award grantees may not sell, transfer, assign, pledge or otherwise encumber or dispose of these restricted shares until June 30, 2000.

         STOCK SALE TO EMPLOYEES

         In February 1998, the board of directors authorized the sale of the Company's common stock to all employees of the Company for approximately $1.19 per share. The stock sale was available through March 6, 1998 and 943,083 shares were purchased by employees. The Company recorded $3.8 million as compensation expense for the difference between the sales price to employees and the estimated fair market value at the date of sale.

         OPTIONS

         The Company has a stock option plan for key employees of the Company (the "Plan") which provides for the issuance of options to purchase up to 2,090,000 shares of the

         Company's common stock. Options are granted at an exercise price which is not less than fair value as determined by a committee appointed by the board of directors and generally vest over a period not to exceed five years. Options granted under the Plan generally expire ten years from the date of grant. At December 31, 1998, options to purchase 1,652,000 shares of common stock were available for future grant under the Plan.

         In September 1996, the board of directors granted options to purchase 1,118,300 shares of common stock outside the Plan to the president of the Company. These options vested immediately and have an exercise price of $.30 per share. No compensation expense was recorded for these options, as the option price was made at the estimated fair market value of the common stock at the date of grant.

         In September 1997, the board of directors granted options to purchase 100,000 shares of common stock outside the Plan to a member of the board of directors. These options vested immediately and have an exercise price of $1.00 per share. No compensation expense was recorded for these options, as the option price was established at the estimated fair market value of the common stock at the date of grant.

         The Company granted options to purchase 111,000 and 60,000 shares of common stock under the Plan at $1.25 per share to key employees in January 1998 and February 1998, respectively. These options vest 20% per year beginning upon the first anniversary of the date of grant. The Company will record $726,750 ($145,350 per year) of compensation expense over the five year period of the options for the difference between the exercise price and the estimated fair market value on the date of grant.

         In February 1998, the board of directors approved an amendment to the vesting period for options to purchase 397,000 shares of common stock granted during 1996 and 1997 to nonemployee directors from a five year vesting period to immediate vesting. As of the date of the amendment, options to purchase 150,000 of these shares were already vested. As this change in vesting period created a new measurement date, the Company recorded compensation expense of $1,188,750 for the difference between the original exercise price and the estimated fair market value on the date the options were amended.

         In February 1998, the board of directors granted options to purchase 20,000 shares of common stock to each nonemployee director, and options to purchase 30,000 shares of common stock to a new nonemployee director. These options vest immediately and have an exercise price of $1.25 per share. The Company has recorded $977,500 as compensation expense for the difference between the exercise price and the estimated fair market value on the date of grant.

         In May 1998, the board of directors granted options to certain board members and key employees to purchase 595,000 shares of common stock. These options vest immediately and have an option price of $7.20 per share. Options to purchase 170,000 shares expire on May 2003 and the remaining options to purchase 425,000 share expire in May 2008. All of these options vest immediately. The Company did not record any compensation expense related to these grants as the option price represented the estimated fair value of the Company's common stock at the date of grant.

         Stock option activity for the years ended December 31, 1996, 1997 and 1998 is as follows:


                                                                                WEIGHTED
                                                               NUMBER           AVERAGE
                                                               OF SHARES        EXERCISE
                                                               SUBJECT TO       PRICE
                                                               OPTIONS          PER SHARE
                                                               ----------       ---------
              Options outstanding at December 31, 1995                 0             0.00
                  Granted                                      2,601,500             0.42
                  Canceled                                             0             0.00
                  Exercised                                            0             0.00
                                                               ---------        ---------
              Options outstanding at December 31, 1996         2,601,500             0.42
                  Granted                                      1,020,161             0.83
                  Canceled                                             0             0.00
                  Exercised                                     (263,300)            0.30
                                                               ---------        ---------
              Options outstanding at December 31, 1997         3,358,361             0.55
                  Granted                                      1,212,675             5.23
                  Canceled                                       (29,000)            1.22
                  Exercised                                     (771,000)            0.76
                                                               ---------        ---------
              Options outstanding at December 31, 1998         3,771,036        $    2.00
                                                               =========        =========

                  Exercisable at December 31, 1997             2,157,361
                                                               =========

                  Exercisable at December 31, 1998             3,088,561
                                                               =========

The following table sets forth the range of exercise prices, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date at December 31, 1998:

                         OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                        ---------------------                 ---------------------
                                                WEIGHTED
                                                AVERAGE
         RANGE OF                    WEIGHTED   REMAINING                  WEIGHTED
         EXERCISE        NUMBER OF   AVERAGE    CONTRACTUAL   NUMBER OF    AVERAGE
         PRICES          SHARES      PRICE      LIFE          SHARES       PRICE
         -----------     ---------   --------   -----------   ---------    --------
         $0.30-$0.50     1,938,200   $0.42      5.82          1,763,200    $0.41
         $0.60             436,661    0.60      8.07            421,661     0.60
         $1.00-$1.25       584,500    1.11      8.92            223,700     1.11
         $6.50-$8.00       811,675    7.20      9.47            680,000     7.22
                         ---------                            ---------
            Total        3,771,036   $2.00      7.27          3,088,561    $1.99
                         =========                            =========

         During 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value-based method of accounting for an employee stock option plan or similar equity instrument. However, it also allows an entity to continue to measure compensation costs for those plans using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and, if presented, earnings per share as if the fair value-based method of accounting defined in the statement had been applied.

         The Company has elected to account for its stock-based compensation plan under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1996 and 1997 using the minimum value option pricing model as prescribed by SFAS No. 123 as the Company was privately held. For options issued in 1998, the Company has determined the fair value using the Black-Scholes pricing method. The Company used the following weighted average assumptions for grants in 1996, 1997 and 1998:

                                                 1996                1997                 1998
                                                 ------------        ------------         ----------

              Risk-free interest rate            5.9% TO 6.7%        6.3% TO 6.7%         4.6% TO 5.6%
              Expected dividend yield            0.0%                0.0%                 0.0%
              Expected lives                     FIVE YEARS          FIVE YEARS           FIVE YEARS
              Expected volatility                0.0%                0.0%                 55%

         The total value of the options granted during the years ended December 31, 1996, 1997 and 1998 were computed as approximately $199,000, $356,000 and $3.1 million, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these options in accordance with SFAS No. 123, the Company's reported pro forma net loss and pro forma net loss per share for the years ended December 31, 1997 and 1998 would have increased to the following pro forma amounts:

                                                  1996          1997          1998
                                               ---------    -----------    ------------

              Net loss attributable to
                  common shareholders:
                  As reported                  $(662,307)   $(2,516,101)   $(20,934,635)
                  Pro forma                     (669,307)    (2,548,527)   $(23,277,560)
              Basic:
                  As reported                  $    (.10)   $      (.26)   $      (1.35)
                  Pro forma                         (.11)          (.27)          (1.50)
              Diluted:
                  As reported                       (.10)          (.26)          (1.35)
                  Pro forma                         (.11)          (.27)          (1.50)

         WARRANTS

         In October 1997, the Company issued warrants to certain principals of Rodgers Capital Corporation in connection with services performed by Rodgers Capital Corporation to assist the Company in securing a marketing agreement with a third party. These warrants allow the holders to purchase 75,000 shares of common stock for $1.00 per share. The warrants vest immediately and expire in 2002. The Company has recorded $41,000, the estimated fair value of these warrants at the date of issuance using the minimum value method under SFAS No. 123, as warrants outstanding on the accompanying balance sheet.

9.       COMMITMENTS AND CONTINGENCIES

         LEASES

         For the year ended December 31, 1997, the Company incurred approximately $37,000 in rent expense for leased office space from ProVesa, Inc., a subsidiary of The InterCept Group, Inc. ("InterCept"), a company for which a director of Towne serves as Chairman and Chief Executive Officer. The Company was also allocated costs for utilities and accounting services from ProVesa, Inc. based on usage by the Company. In February 1998, the Company began leasing office space under a noncancelable operating lease agreement with a nonrelated third party expiring in January 2003. For the year ended December 31, 1998, the Company incurred approximately $210,000 in rent expense for this leased office space. Future minimum rental payments for this noncancelable lease are as follows:

                  1999                         184,205
                  2000                         184,205
                  2001                         184,205
                  2002                         184,205
                  2003                          15,350
                                              --------
                                              $752,170
                                              ========

         EMPLOYEE LEASING

         Effective March 1998, the Company began leasing all personnel from an independent personnel leasing company. Under the lease agreement, the Company paid a percentage of compensation per leased employee (in addition to compensation costs) to the employee leasing company to cover payroll processing, unemployment insurance and workers' compensation. This employment lease agreement was terminated in November 1998.

         EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with certain executive officers of the Company. The agreements, which are substantially similar, provide for compensation to the officers in the form of annual base salaries and bonuses based on earnings of the Company. The employment agreements also provide for severance benefits upon the occurrence of certain events, including a change in control, as defined.

10.      RELATED-PARTY TRANSACTIONS

         In September 1997, the Company loaned the President of the Company $78,990 to exercise stock options. The full recourse loan is secured by the underlying common stock and personal assets of the president, bears interest at 8.5% per annum, and is due in full in September 1999, as amended.

         On April 1, 1998, the Company loaned its Chief Financial Officer $75,000 pursuant to a full recourse promissory note to fund the exercise of options to acquire 75,000 shares of its common stock. This full recourse note accrues interest at the rate of 8.75% per year and matures on the earlier of (i) December 31, 1999 or (ii) the date on which the common stock purchased is sold. All shares of common stock received upon this exercise as well as other personal assets of the executive were pledged as collateral for the loan.

         In October 1998, the Company loaned the President of the Company $30,000 to fund the exercise of options to acquire 100,000 shares of the Company's common stock. The full recourse loan bears interest at 8.5% per annum, and is due in full in February 2000.

         In October 1998, the Company loaned the Chief Executive Officer of the Company $50,000 to fund the exercise of options to acquire 100,000 shares of the Company's common stock. The full recourse loan bears interest at 8.5% per annum, and is due in full in February 2000.

         During the years ended December 31, 1996, 1997 and 1998, the Company incurred fees of approximately $37,000, $55,000 and $1.0 million, respectively, for legal services to a law firm in which a director and shareholder of the Company is a partner. As of December 31, 1997 and 1998, approximately $42,000 and $185,000 respectively, of such fees are included in accounts payable in the accompanying balance sheets.

         During the years ended December 31, 1996, 1997 and 1998, the Company incurred costs of approximately $4,000, $15,000, and $121,000, respectively, for communication services from InterCept. As of

         December 31, 1998, approximately $30,000 of such fees is included in the accrued accounts payable in the accompanying balance sheets.

         In October 1997, Rodgers Capital Group purchased 200,000 shares of common stock from the Company at a price of $1.00 per share. In addition, the Company paid Rodgers Capital a total of $220,000 and $217,000 as compensation for services provided by Rodgers Capital in connection with obtaining equity investments for the Company during 1997 and 1998, respectively.

         During 1998, the Company incurred costs of approximately $21,000 from Phoenix International for commission fees related to sales of the Company's products. Phoenix International has a strategic marketing alliance with the Company and its Chairman and Chief Executive Officer is a director and shareholder of the Company. The Company also invoiced Phoenix International approximately $585,000 for marketing-related services of the Company's products.

         During 1998, the Company incurred costs of $113,000 from Brown Burke Capital Partners, Inc. for merger and acquisition advisory services in connection with the purchase of BSI (Note 4). One of the principals of this corporation is a director and shareholder of the Company.

         During 1998, the Company invoiced FLAG Financial Corporation approximately $207,000 for set-up fee and processing services related to the purchase of TOWNE CREDIT and TOWNE FINANCE products. The Chief Executive Officer of FLAG Financial Corporation is a director and shareholder of the Company.

11.      QUARTERLY DATA (UNAUDITED)

         Amounts for the quarter ended June 30, 1998 have been restated to reflect reallocation of the purchase price of CCS (Note 4).


FISCAL 1998                                                                            QUARTER ENDED
------------------------------------                         ------------------------------------------------------------------
                                                                 March 31         June 30        September 30       December 31
                                                             -------------      --------------  --------------   ---------------
                                                                             (in thousands except per share data)
REVENUE                                                           $    548        $   875              $ 1,715          $ 3,260
COSTS AND EXPENSES:
     Costs of processing, servicing, and support                       374            403                  544              706

     Research and development..................................         74            102                  117               13

     Sales and marketing.......................................        486          1,140                1,971            2,656

     Stock compensation expense................................      5,972            223                   36               36

     Employee termination costs................................          0              0                    0            2,291

     General and administrative................................      1,347            729                  645            1,138
                                                                  --------        -------              -------          -------

          Total cost and expenses..............................      8,253          2,597                3,313            6,840
                                                                  --------        -------              -------          -------

OPERATING LOSS.................................................     (7,705)        (1,722)              (1,598)          (3,580)
                                                                  --------        -------              -------          -------

OTHER EXPENSES (INCOME):

     Interest expenses (income), net...........................         64             68                 (158)            (238)

     Other expense (income), net                                         0                                   4               (9)

     Financing costs for stock issued
          to nonemployees......................................        323              0                    0                0
                                                                  --------        -------              -------          -------

          Total other expenses.................................        387             68                 (154)            (247)
                                                                  --------        -------              -------          -------
     Loss before extraordinary loss on
          early extinguishment of debt.........................   $ (8,092)       $(1,790)             $(1,444)         $(3,333)
                                                                  --------        -------              -------          -------

     Extraordinary loss on early extinguishment
          of debt..............................................   $      0        $     0              $   476          $     0
                                                                  --------        -------              -------          -------

NET LOSS                                                          $ (8,092)       $(1,790)             $(1,920)         $(3,333)
                                                                  ========        =======              =======          =======


NET LOSS ATTRIBUTABLE TO COMMON
     SHAREHOLDERS..............................................   $(13,411)       $(2,074)             $(2,117)         $(3,333)
                                                                  ========        =======              =======          =======

NET LOSS ATTRIBUTABLE TO COMMON
     SHAREHOLDERS PER COMMON
     SHARE:

Basic..........................................................   $  (1.11)        $(0.16)             $ (0.12)         $  (.17)
                                                                  ========         =======             =======          =======

Diluted........................................................   $  (1.11)        $(0.16)             $ (0.12)         $ (0.17)
                                                                  ========         =======             =======          =======


Weighted Average Common Shares Outstanding                          12,077         13,297               16,997           19,155
                                                                  ========         =======             =======          =======




FISCAL 1997                                                                             QUARTER ENDED
------------------------------------                         ------------------------------------------------------------------
                                                                 March 31         June 30        September 30       December 31
                                                             -------------      --------------  --------------   ---------------
                                                                             (in thousands except per share data)
REVENUES                                                          $     97             $    88         $   198           $   340
COSTS AND EXPENSES:

      Costs of processing, servicing, and support                      103                 150             222               357

     Research and development.............................              11                  34             114               173

     Sales and marketing..................................              94                 118             207               421

     General and administrative...........................             170                 181             268               521
                                                                  --------             -------         -------           -------

          Total costs and expenses........................             378                 483             811             1,472
                                                                  --------             -------         -------           -------


OPERATING LOSS............................................            (282)               (395)           (613)           (1,132)
                                                                  --------             -------         -------           -------

OTHER EXPENSES (INCOME):

     Interest expenses (income), net......................              19                  26              29                22

     Other expense (income), net..........................              (1)                  0               0                 0

     Financing costs for stock issued
          to nonemployees.................................               0                   0               0                 0
                                                                  --------             -------         -------           -------

          Total other expenses............................              18                  26              29                22
                                                                   --------            -------         -------           -------
     NET LOSS                                                      $   (300)           $ (421)         $  (642)          $(1,154)
                                                                   ========            =======         =======           =======

NET LOSS ATTRIBUTABLE TO COMMON
     SHAREHOLDERS:                                                 $   (300)           $( 421)          $( 642)          $(1,154)
                                                                   ========            =======          ======           =======

NET LOSS ATTRIBUTABLE TO COMMON
     SHAREHOLDERS PER COMMON
     SHARE:

Basic.....................................................         $  (0.04)           $(0.05)         $ (0.07)          $ (0.10)
                                                                   ========            =======         =======           =======

Diluted...................................................         $  (0.04)           $(0.05)         $ (0.07)          $ (0.10)
                                                                   ========            =======         =======           =======


Weighted Average Common Shares Outstanding                            8,077             9,101            9,684            11,912
                                                                   ========            =======         =======           =======

                                 EXHIBIT INDEX



Exhibit
Number                              Description
-------                             -----------

Exhibit No.       Description
-----------       -----------

2.1               Asset Purchase Agreement by and between Towne Services, Inc.
                  and Credit Collection Solutions, Inc., and Burton W. Crapps
                  and Robert M. Ragsdale dated as of June 11, 1998.*
2.2               Stock Purchase Agreement dated November 30, 1998 by and
                  between Towne Services, Inc., BSI Acquisition Corp., Banking
                  Solutions, Inc. ("BSI"), and certain shareholders of BSI
                  (incorporated by reference to Exhibit 2.1 of the Company's
                  Report on Form 8-K filed on December 15, 1998).
3.1               Amended and Restated Articles of Incorporation, as filed with the Secretary of State of the State of Georgia on July 29,
                  1998.*
3.2               Amended and Restated Bylaws, effective May 19, 1998.*
4.1               See Exhibits 3.1 and 3.2 for provisions of the Amended and
                  Restated Articles of Incorporation and Amended and Restated
                  Bylaws defining the rights of the holders of common stock of the Company.
10.1              1996 Stock Option Plan (including form of Stock Option
                  Agreement.*/**
10.2              1998 Stock Option Plan (including form of Stock Option
                  Agreement).*/**
10.3              Form of Non-Qualified Stock Option Agreement.*/**
10.4              Lease by and among River Exchange Associates Limited
                  Partnership and Towne Services, Inc. dated January 12, 1998.*
10.5              Employment Agreement by and between Towne Services, Inc. and
                  Drew W. Edwards dated as of October 15, 1995.*/**
10.6              Employment Agreement by and between Towne Services, Inc. and
                  Henry M. Baroco dated as of January 15, 1997.*/**
10.7              Amended and Restated Employment Agreement by and between
                  Towne Services, Inc. and Bruce Lowthers dated as of May 18,
                  1998.*/**
10.8              Employment Agreement by and between Towne Services, Inc. and
                  Cleve Shultz dated as of May 19, 1998.*/**
10.9              Form of TOWNE CREDIT Bank Marketing Agreement.*
10.10             Form of TOWNE FINANCE Bank Marketing Agreement.*
10.11             Form of TOWNE CREDIT Merchant Processing Agreement.*
10.12             Form of TOWNE FINANCE Client Processing Agreement.*
10.13             Form of CASHFLOW MANAGER Merchant Services Agreement.
10.14             Form of CASHFLOW MANAGER License Agreement.
10.15             Form of Independent Bankers Bank General Marketing Agent Agreement.
10.16             Registration Rights Agreement dated as of March 13, 1998 by and between Towne Services, Inc. and Capital Appreciation
                  Partners, L.P.*
10.17             Form of Indemnification Agreement entered into between Towne
                  Services, Inc. and its directors and officers.*
10.18             Promissory note dated September 8, 1997 issued to Towne
                  Services, Inc. by Henry M. Baroco.*

10.19             Promissory note dated April 1, 1998 issued to Towne Services,
                  Inc. by Bruce F. Lowthers, Jr.*
10.20             Promissory Note dated October 8, 1998 issued to Towne
                  Services, Inc. by Drew W. Edwards.
10.21             Promissory Note dated October 8, 1998 issued to Towne
                  Services, Inc. by Henry M. Baroco.
10.22             Form of General Marketing Agent Agreement.*
10.23             Promissory Note by the Company to the order of First Union
                  National Bank dated December 31, 1998.
21.1              Subsidiaries of Towne Services, Inc.
23.1              Consent of Arthur Andersen, LLP.
24.1              Power of Attorney (contained or the signature page hereof).
27.1              Financial Data Schedule for the periods ending December 31,
                  1997 and 1998 (for SEC use only).
99.1              The following audited financing statements of Banking
                  Solutions, Inc. together with the report thereon by Arthur
                  Andersen LLP (incorporated by reference to Exhibit 99.2 of the Company's Report on Form 8-K/A filed on February 16,
                  1999, Balance Sheets as of December 31, 1996, 1997 and
                  September 30, 1998 (unaudited). Statements of Operations for the years ended December 31, 1995, 1996, 1997 and the nine months ended September 30, 1998 (unaudited). Statements of
                  Shareholders' Equity for the years ended December 31, 1995,
                  1996, 1997 and the nine months ended September 30, 1998
                  (unaudited). Statements of Cash Flows for the years ended
                  December 31, 1995, 1996, 1997 and the none months ended
                  September 30, 1998 (unaudited). Notes to Financial
                  Statements.
99.2 The following unaudited pro forma financial statements of Towne Services, Inc. and Banking Solutions, Inc.
                  (incorporated by reference to Exhibit 99.3 of the Company's
                  Report on Form 8-K/A filed on February 16, 1999): Pro Forma
                  Balance Sheet as of September 30, 1998. Pro Forma Statement of Operations for the year ended December 31, 1997. Pro Forma
                  Statement of Operations for the nine months ended September
                  30, 1998. Notes to Pro Forma Condensed Consolidated Financial
                  Information.




------------------
* Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (No. 333-53341) as declared effective by the Securities and Exchange Commission on July 30, 1998.
** This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).