Form 10-Q
period 1999-03-31
TOWNE SERVICES INC
filed 1999-05-07
CIK 1061762

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

                                   Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______, 19__.


                       Commission file number : 000-24695
                                                ---------

                             ---------------------


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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days (1)Yes  X  No    ;(2)Yes  X  No    .
                                                ---    ---        ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 19,803,611 shares outstanding at May 4, 1999.

================================================================================

                              TOWNE SERVICES, INC.
                               INDEX TO FORM 10-Q

                                                                                            PAGE
                                                                                            ----
PART I           CONDENSED CONSOLIDATED FINANCIAL INFORMATION

    Item 1.      Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets as of
                 December 31, 1998 and March 31, 1999                                        3

                 Condensed Consolidated Statements of Operations for the Three
                 Months Ended March 31, 1998 and 1999                                        4

                 Condensed Consolidated Statements of Cash Flows for the Three
                 Months Ended March 31, 1998 and 1999                                        5

                 Notes to Condensed Consolidated Financial Statements                        6

     Item 2.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                   9

PART II          OTHER INFORMATION

     Item 1.     Legal Proceedings                                                           18

     Item 2.     Changes in Securities and Use of Proceeds                                   18

     Item 3.     Defaults upon Senior Securities                                             18

     Item 4.     Submission of Matters to a Vote of Security Holders                         18

     Item 5.     Other Information                                                           18

     Item 6.     Exhibits and Reports on Form 8-K                                            19

                                     PART I.
                  CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                              TOWNE SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1998 AND MARCH 31, 1999

                                                                                      DECEMBER 31,        MARCH 31,
                                                                                          1998              1999
                                                                                     ------------------------------
                                                                                                        (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                          $ 13,081,284       $ 5,024,542
  Accounts receivable, net of allowance
     for uncollectible accounts of $347,065 and $337,565
     in 1998 and 1999, respectively                                                     3,552,478         5,170,946
  Notes receivable from employees                                                         167,305           170,625
  Other                                                                                   229,732           392,079
                                                                                     ------------------------------
       Total current assets                                                            17,030,799        10,758,192
                                                                                     ------------------------------

PROPERTY AND EQUIPMENT, net                                                             2,116,987         3,155,617
NOTES RECEIVABLE FROM EMPLOYEES                                                            81,565            83,265
GOODWILL, net                                                                          14,955,414        15,002,777
OTHER INTANGIBLES, net                                                                  1,134,614         1,077,883
OTHER ASSETS, net                                                                         100,249            81,396
                                                                                     ------------------------------
                                                                                     $ 35,419,628      $ 30,159,130
                                                                                     ==============================


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                      $ 125,763         $ 800,014
  Accrued liabilities                                                                   1,273,148         1,092,117
  Accrued compensation                                                                    250,391           558,915
  Accrued termination costs                                                               497,910           437,076
  Current portion of long-term debt                                                     5,000,000                 -
                                                                                     ------------------------------
     Total current liabilities                                                          7,147,212         2,888,122
                                                                                     ------------------------------

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value; 20,000,000 shares authorized, 0 issued
    and outstanding December 31, 1998 and March 31, 1999, respectively                          -                 -
  Common stock, no par value; 50,000,000 shares authorized, 19,651,390 and
     19,803,611 issued and outstanding December 31, 1998 and March 31,
     1999, respectively                                                                52,363,084        52,418,798
  Warrants outstanding                                                                     41,000            41,000
  Accumulated deficit                                                                 (24,131,668)      (25,188,790)
                                                                                     ------------------------------
     Total shareholders' equity                                                        28,272,416        27,271,008
                                                                                     ------------------------------
                                                                                     $ 35,419,628      $ 30,159,130
                                                                                     ==============================

      The accompanying notes are an integral part of these balance sheets.

                              TOWNE SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999



                                                                    FOR THE THREE
                                                                     MONTHS ENDED
                                                                       MARCH 31,
                                                              1998                  1999
                                                          ---------------------------------
                                                                   (UNAUDITED)

REVENUES                                                  $    547,954         $  4,604,460

COSTS AND EXPENSES:
  Costs of processing, servicing and support                   374,128              953,990
  Research and development                                      74,024               71,840
  Sales and marketing                                          485,562            3,239,832
  Stock compensation expense                                 5,971,590               36,339
  General and administrative                                 1,347,282            1,437,648
                                                          ---------------------------------
     Total costs and expenses                                8,252,586            5,739,649
                                                          ---------------------------------
OPERATING LOSS                                              (7,704,632)          (1,135,189)
                                                          ---------------------------------

OTHER EXPENSES:
  Interest (income) expense, net                                64,289              (78,067)
  Financing costs for stock issued to nonemployees             323,000                    -
                                                          ---------------------------------
     Total other expenses                                      387,289              (78,067)
                                                          ---------------------------------

NET LOSS                                                  $ (8,091,921)        $ (1,057,122)
                                                          =================================

PREFERRED STOCK DIVIDENDS                                   (5,108,000)                   -

ACCRETION OF WARRANTS WITH REDEMPTION FEATURE                 (211,000)                   -


                                                          ---------------------------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS              $(13,410,921)        $ (1,057,122)
                                                          =================================

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
     PER COMMON SHARE:
Basic                                                     $      (1.11)        $      (0.05)
                                                          =================================
Diluted                                                   $      (1.11)        $      (0.05)
                                                          =================================

Weighted Average Common Shares Outstanding                  12,077,352           19,765,493
                                                          =================================


        The accompanying notes are an integral part of these statements.

                              TOWNE SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999





                                                                                  1998              1999
                                                                             -------------------------------
                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                   $ (8,091,921)      $ (1,057,122)
                                                                             -------------------------------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Compensation expense recognized for stock option grants                      5,971,590             36,339
   Financing costs for stock issued to nonemployees                               323,000                  -
   Depreciation                                                                    39,980            155,243
   Amortization of intangibles and goodwill                                             -            215,430
   Amortization of deferred  financing fees                                        20,896                  -
   Amortization of debt discount                                                   10,103                  -
   Changes in operating assets and liabilities, net of assets acquired:
      Accounts receivable                                                        (237,441)        (1,618,468)
      Prepaid & other assets                                                     (146,339)          (143,494)
      Accounts payable                                                           (172,432)           674,251
      Accrued liabilities                                                          81,360           (234,028)
      Accrued compensation                                                        685,997            308,524
      Accrued termination costs                                                         -            (60,834)
                                                                             -------------------------------
          Total adjustments                                                     6,576,714           (667,037)
                                                                             -------------------------------
          Net cash used in operating activities                                (1,515,207)        (1,724,159)
                                                                             -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in notes receivable from employees                                         -             (5,020)
  Purchase of Banking Solutions, Inc.                                                   -           (153,065)
  Purchase of property and equipment, net                                        (223,094)        (1,193,873)
                                                                             -------------------------------
          Net cash used in investing activities                                  (223,094)        (1,351,958)
                                                                             -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                               -             19,375
  Repayment of debt                                                               (15,397)        (5,000,000)
  Proceeds from issuance of preferred stock                                     1,500,000                  -
  Proceeds from issuance of common stock                                        1,217,269                  -
                                                                             -------------------------------
          Net cash provided by (used in) financing activities                   2,701,872         (4,980,625)
                                                                             -------------------------------
NET INCREASE IN CASH                                                              963,571         (8,056,742)
CASH AND CASH EQUIVALENTS, beginning of period                                  2,536,439         13,081,284
                                                                             -------------------------------
CASH AND CASH EQUIVALENTS, end of period                                     $  3,500,010       $  5,024,542
                                                                             ===============================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes                                                   $          -       $          -
                                                                             ===============================
Cash paid for interest                                                       $     42,083       $      5,890
                                                                             ===============================
Stock subscription receivable                                                $    427,500       $          -
                                                                             ===============================

        The accompanying notes are an integral part of these statements.

                              TOWNE SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. ORGANIZATION AND BACKGROUND

         Towne Services, Inc. ("Towne Services" or the "Company") provides transaction based on-line services and products to small businesses and community banks in the United States. Towne uses internet and telecommunication connections to link Towne's customers, banks and other providers of business management tools to Towne via an electronic gateway. Towne's electronic processing systems convert the in-house credit transactions of small businesses into automated accounts which are processed electronically in much the same way as credit card transactions are processed. Usually, in-house credit transactions are completed without a credit card or cash, are recorded and processed manually and then billed to the customer at a later date. The TOWNE CREDIT(R) system electronically processes in-house consumer credit transactions of small and medium size retail merchants. The TOWNE FINANCE(R) system, a commercial version of TOWNE CREDIT, is an automated asset management and financing system that processes business-to-business credit transactions for small commercial businesses. The CASHFLOW(SM) MANAGER system is an accounts receivable financing program similar to the TOWNE FINANCE product. Through the use of the Company's products and services, small businesses can automate certain manual processes, accelerate cash flow, provide better customer service, reduce paperwork and shift many other administrative burdens to Towne Services. In addition, the Company provides complementing products and services to banks that enable them to generate interest-bearing revolving credit accounts by financing the accounts receivable of these small businesses. Through the use of the Company's products, banks can monitor customers' accounts receivable and generate detailed status reports, and may attract new business customers who, in turn, may become customers of Towne Services.


2. BASIS OF PRESENTATION

UNAUDITED INTERIM FINANCIAL INFORMATION

         The accompanying consolidated financial statements for the three months ended March 31, 1998 and 1999 are unaudited. In the opinion of the management of the Company, these financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial statements. Certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 or for any other future periods.

3.  NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for periods beginning after December 15, 1997. The Company adopted SFAS No. 130 effective January 1, 1998. The adoption of SFAS No. 130 did not have a material impact on the Company's financial statements, as comprehensive income did not differ from the reported net loss.


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

4. INITIAL PUBLIC OFFERING

         In August 1998 the Company completed an initial public offering ("IPO") of its common stock. The total proceeds of the IPO, net of underwriting discounts and offering expenses, were approximately $27.0 million. The Company issued 3,850,000 shares at an offering price at $8.00 per share. In connection with the IPO, the Company converted all outstanding shares of Series A

Preferred Stock into 1,217,903 shares of common stock and warrants for 308,982 shares of common stock were exercised.

5. ACQUISITIONS

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

         In December 1998, the Company acquired the outstanding stock of Banking Solutions, Inc. ("BSI") for approximately $14.9 million in cash and stock. In connection with the acquisition of BSI, the Company issued 744,431 shares of Towne's common stock at $6.73 per share. The remainder of the purchase price was paid in cash. Towne also agreed to pay former officers of BSI amounts of money which are contingent upon future performance criteria. BSI is a developer and provider of a transaction processing system, CASHFLOW MANAGER, an accounts receivable financing program similar to the TOWNE FINANCE product. The Company recorded this transaction using the purchase method of accounting. The Company has allocated goodwill in the amount of $14.6 million, which is being amortized over a period of 25 years. The Company has recorded $1.1 million to an intangible asset for BSI's customer list, which is being amortized over a period of 5 years. The Company recognized a one-time charge in the amount of $2.3 million in December 1998 related to employee terminations which were not identified at the date of purchase.

5. LONG TERM DEBT OBLIGATIONS

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

    In January 1999, the Company paid in full the First Union National Bank note of $5,000,000.

6. SUBSEQUENT EVENTS

         On March 25, 1999 Towne entered into a merger agreement to acquire Forseon Corporation, a company based in Riverside, California. Forseon provides products and services that process inventory, accounts receivable and point of sale transaction information and generate merchandise forecasts and management reports for retail businesses in the United States and Canada. These products and services often improve small retail businesses' ability to compete with larger chain retailers by providing automated processing and business management capabilities similar to those used by these larger competitors. Forseon's management reports assist these small business owners in developing and implementing their merchandising strategies as well as receivables management and marketing plans.

         The merger agreement provides for the combination of Towne's and Forseon's businesses through the merger of Forseon with a subsidiary of Towne. Towne will issue a total of 2,075,345 shares of its common stock in exchange for all outstanding stock and options to acquire stock in Forseon. Ten percent of the Towne common stock will be held back in escrow to satisfy the indemnification obligations of Forseon stockholders under the merger agreement. The merger will be accounted for as a pooling of interests. There are many risks involved with this merger and it may not actually occur for a variety of reasons, including if the merger agreement and related matters must be approved by the holders of 90% of the outstanding Forseon common stock and we cannot guarantee this approval will be obtained. See the "Risk Factors" section of Towne's registration statements on Form S-4 (No. 333-76493) filed with the Securities and Exchange Commission ("SEC") on April 23, 1999 and Form S-1
(No. 333-76859) filed with the SEC on April 22, 1999, as amended.

         On April 22, 1999, Towne filed a registration statement on Form S-1 to register up to 8,050,000 shares of its common stock for sale to the public.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Interim Report contains several "forward-looking statements" concerning Towne Services' operations, performance, prospects, strategies and financial condition, including its future economic performance, intent, plans and objectives and the likelihood of success in developing and expanding its business. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond the control of Towne Services. Words such as "may," "would," could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate" are meant to identify such forward-looking statements. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

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

- the unknown effects of possible system failures and rapid changes in technology; and

- other factors discussed in this report and in Towne's registration statements on Form S-1 (No. 333-76859) as filed with the Securities and Exchange Commission on April 22, 1999 and Form S-4 (No. 333-76493) filed with the Securities and Exchange Commission on April 23, 1999, as amended, including the "Risk Factors" section contained therein.

OVERVIEW

         Towne establishes an electronic gateway that links business and bank customers with Towne and other providers of products and services. Towne currently generates revenues through the deployment and use of three primary products and ancillary services: TOWNE CREDIT, TOWNE FINANCE, and CASHFLOW MANAGER. With each of these products, we generate initial set-up fees, discount fees and monthly transaction processing fees. Management believes the prices charged for both the initial set-up fees and the recurring transaction fees are based upon the relative fair value of the related services provided. Accordingly, we recognize these fees as the related services are provided.

         Set-up fees include charges for installation, implementation and training of our bank and business customers. We recognize revenues related to our set-up fees upon execution of the related contract or, if appropriate, upon settlement of any contract contingencies. Set-up fees charged to each bank vary depending on the asset size of the bank and the number of communities served. We also charge set-up fees to our business customers based either upon a flat rate or upon the expected transaction volume. Revenues are deferred for contracts that contain certain cancellation clauses or return guarantees until the cancellation or guarantee period has expired.

         With each of our transaction processing products, our business customer pays a discount fee to its bank equal to a percentage of the value of each transaction processed. In addition, the business' customer pays to the bank interest and fees for amounts owed on account. We generate recurring revenue by collecting a portion of the discount fee and, if applicable, interest paid on these accounts, as well as by charging monthly transaction processing fees. Monthly transaction processing fees include charges for electronic processing, statement rendering and mailing, settling payments, recording account changes and new accounts, leasing and selling point of sale terminals and collecting debts.

         Costs of processing, servicing and support include installation costs for our products and costs related to customer service, information systems personnel and installation services.

         Research and development expenses consist of salary and related personnel costs, including costs for employee benefits, computer equipment and support services, used in product and technology development. We believe that our research and development expenditures, which aid in the design of new products and product enhancements to respond to changes in customer demand, are essential for obtaining and retaining a leadership position in our marketplace. Most research and development expenditures are expensed as incurred; however, we have capitalized certain development costs under Statement of Financial Accounting Standards ("SFAS") No. 86 when the products reached technological feasibility.

         Sales and marketing expenses consist primarily of salaries and commissions, travel expenses, advertising costs, trade show expenses and costs of marketing materials. These expenses also include the costs incurred to develop our indirect marketing channels.

         On July 30, 1998 our initial public offering was declared effective by the SEC. We sold 3,850,000 shares of common stock at $8.00 per share and received proceeds of $27.0 million, after deducting underwriting discounts and other expenses related to the offering.

         In December 1998, Towne acquired the outstanding capital stock of Banking Solutions, Inc., for approximately $14.9 million in cash and stock. In connection with the acquisition of Banking Solutions, Towne issued 744,431 shares of Towne common stock at $6.73 per share. The remainder of the purchase price was paid in cash. Towne also agreed to pay former officers of Banking Solutions amounts of money which are contingent upon future performance criteria. Banking Solutions is a developer and provider of a transaction processing system, CASHFLOW MANAGER, an accounts receivable financing program similar to the TOWNE FINANCE product. Towne recorded this transaction using the purchase method of accounting. Towne has recorded goodwill in the amount of $14.6 million, which is being amortized over a period of 25 years. Towne has recorded a $1.1 million intangible asset for the purchase of BSI's customer list, which is being amortized over a period of 5 years. Towne also recognized a one time charge in the amount of $2.3 million in December 1998, related to employee terminations which were not identified at the date of purchase.

         On March 25, 1999 we entered into a merger agreement to acquire Forseon Corporation, a company based in Riverside, California. Forseon provides products and services that process inventory, accounts receivable and point of sale transaction information and generate merchandise forecasts and management reports for retail businesses in the United States and Canada. The merger agreement provides for the combination of Towne's and Forseon's businesses through the merger of Forseon with a subsidiary of Towne. Towne will issue a total of 2,075,345 shares of its common stock in exchange for all outstanding stock and options to acquire stock in Forseon. Ten percent of the Towne common stock will be held back in escrow to satisfy the indemnification obligations of Forseon stockholders under the merger agreement. The merger will be accounted for as a pooling of interests. There are many risks involved with this merger and it may not actually occur for a variety of reasons, including if the merger agreement and related matters are not approved by holders of 90% of the outstanding Forseon common stock. See the "Risk Factors" section of Towne's registration statements on Form S-4 (No. 333-76493) filed with the SEC on April 16, 1999 and Form S-1 (No. 333-76859) filed with the SEC on
April 23, 1999, as amended, for a discussion of these risks.

         Towne Services had net losses of approximately $8.1 million and $1.1 million for the three months ended March 31, 1998 and 1999, respectively. For the year ended December 31, 1998, Towne had an accumulated deficit of $24.1 million. Approximately $12.9 resulted from one-time non-cash charges, and $2.3 million of this accumulated deficit resulted from a one-time charge relating to employee termination agreements subsequent to the purchase of Banking Solutions, Inc. in December 1998. For the three months ended March 31, 1999 Towne had an accumulated deficit of approximately $25.2 million.

         Towne reported total revenues of $548,000 and $4.6 million for the three months ended March 31, 1998 and 1999, respectively. Towne has experienced net losses of $8.1 million and $1.1 million in each of these periods, respectively and expects to continue to incur losses for the foreseeable future. The number of Towne Services employees at December 31, 1998 was 169, compared to 177 employees at March 31, 1999. Towne currently intends to expand its sales and marketing operations, to invest more in product research and development, to pursue strategic acquisitions and to improve its internal operating and financial infrastructure, all of which will increase its operating expenses.

    Because of our limited operating history, management believes that period to period comparisons of our operating results are not meaningful. Although we have experienced significant revenue growth recently, there can be no assurance that such growth rates are sustainable, and they should not be relied upon as indicators of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development and relatively new and changing markets. There can be no assurance that we will be successful in addressing such risks and difficulties or that we will achieve profitability in the future.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999

         Revenues. Towne's revenues increased from $548,000 for the three months ended March 31, 1998 to $4.6 million for the three months ended March 31, 1999. During these two periods, set-up fees accounted for approximately 68% and 31% of total revenues, respectively. Recurring revenues accounted for approximately 35% and 64% of total revenues, respectively. The increase in revenues during these periods resulted primarily from an increase in the number of customers and higher set-up fees and transaction processing fees charged to new customers. The increase in recurring revenues resulted primarily from an increase in the number of transaction processing fees that generate recurring revenues.

         Costs of Processing, Servicing and Support. Costs of processing, servicing and support increased from $374,000 for the three months ended March 31, 1998 to $954,000 for the three months ended March 31, 1999. These costs were approximately 68% and 21% of revenues, respectively, for these two periods. The dollar amount of costs of processing, servicing and support increased as a result of the addition of new customers and additional services and support functions necessary to support Towne's growth, including as a result of its acquisitions. Towne anticipates that these costs will continue to increase as new customers are added. Costs of processing, servicing and support decreased as a percentage of revenue as a result of substantially increased revenues and improved operating efficiencies.

         Research and Development. Research and development expenses decreased from $74,000 for the three months ended March 31, 1998 to $72,000 for the three months ended March 31, 1999. Research and development expenses represented approximately 14% and 2% of revenues, respectively, during these two periods. We do not expect to incur significant costs to make our products year 2000 compliant because we believe our products are currently designed to properly function through and beyond the year 2000. See "--Effects of the Year 2000."

         Sales and Marketing. Sales and marketing expenses increased from $486,000 for the three months ended March 31, 1998 to $3.2 million for the three months ended March 31, 1999. Sales and marketing expenses were approximately 89% and 70% of revenues, respectively, during these two periods. The increase in these expenses is primarily the result of significant increases in the number of sales personnel in remote locations, related travel expenses and costs for marketing materials used to recruit potential bank and business customers. Towne anticipates that sales and marketing expenses will continue to increase as we continue to expand our direct sales and marketing force and hire additional personnel to promote our indirect sales channels.


         Stock Compensation Expense. Stock compensation expense was $6.0 million for the three months ended March 31, 1998 and $36,000 for the three months ended March 31, 1999. In the first quarter of 1998, Towne sold shares of common stock and issued options to acquire common stock at what management believed to be the fair market value of the common stock at that time. Based upon outside sales to third parties, a valuation and the initial public offering price at the time, Towne recorded a one time non-cash charge for the additional value. Towne will record approximately $727,000 ($145,000 per year) of compensation expense over the next five year vesting period of the options.


         General and Administrative. General and administrative expenses increased from $1.3 million for the three months ended March 31, 1998 to $1.4 million for the three months ended March 31, 1999. These costs represented approximately 246% and 31% of revenues, respectively, for these two periods. The increase in the dollar amount of these expenses was primarily the result of increases in the number of executive and administrative employees and the costs associated with executive and administrative expenses related to our growth. Also, Towne incurred additional costs related to being a public company, including annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and professional services fees. We anticipate that general and administrative expenses will continue to increase in the near future as Towne upgrades internal and financial reporting systems to enhance management's ability to obtain and analyze information about our operations.

         Interest (Income) Expense, Net. Towne reported net interest expense of $64,000 for the three months ended March 31, 1998 and net interest income of $78,000 for the three months ended March 31, 1999. Net interest expense decreased as a result of the repayment of debt obligations and net interest income increased as a result of earnings on investments of cash proceeds received from the initial public offering.

         Income Taxes. As of December 31, 1998, Towne Services had net operating losses ("NOLs") of approximately $17.6 million for federal tax purposes, which will expire if not utilized beginning in 2011. Towne has not recognized any benefit from the future use of such NOLs because management's assumptions of future profitable operations contain risks that do not provide sufficient assurance to recognize such tax benefits currently.

         During our short history, our operating results have varied significantly and are likely to fluctuate significantly in the future as a result of a combination of factors. These factors include:

  - whether or not the market accepts current and future products and services;

  - whether new competitors emerge or existing competitors gain market share faster than we do;

  - whether new technologies are developed which make our systems outdated or obsolete;

  - whether costs of doing business increase as a result of higher wages, sales commissions, taxes and other operating costs;

  - whether seasonal trends in consumer purchasing impact the volume of transactions processed; and

  - general economic factors and the impact of potential acquisitions to our operations.

        In addition, the amount of revenues associated with particular set-up fees can vary significantly based upon the number of products used by customers for any particular period. We establish our expenditure levels for product development, sales and marketing and other operating expenses based, in large part, on our anticipated revenues. As a result, if revenues fall below expectations, operating results and net income are likely to be adversely and disproportionately affected because only a portion of our expenses vary with revenues.

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

         Net cash used in operating activities was approximately $1.5 million for the three months ended March 31, 1998 and $1.7 million for the three months ended March 31,1999. Net cash used in operating activities for the three months ended March 31, 1998 represents a $8.1 million net loss partially offset by a $6.0 million non-cash charge related to stock compensation expense, a $595,000 increase in accounts payable and accrued expenses, a $237,000 increase in accounts receivable and a $146,000 increase in prepaid expenses and other assets. Net cash used in operating activities for the three months ended March 31, 1999 represents a $1.1 million net loss partially offset by a $688,000 increase in accounts payable and accrued expenses, a $1.6 million increase in accounts receivable and a $143,000 increase in prepaid expenses and other assets.

         Net cash used in investing activities was approximately $233,000 for the three months ended March 31, 1998 and $1.4 million for the three months ended March 31,1999. Net cash used in investing activities for the three months ended March 31,1998 represents purchases of computer equipment used in conducting Towne's business. Net cash used in investing activities for the three months ended March 31, 1999 represents an increase of $153,000 of expenses related to the purchase of Banking Solutions, Inc., $1.2 million for the purchase of computer equipment and other capital equipment used in conducting Towne's business and $5,000 in notes receivable due from employees.

         Net cash provided by financing activities for the three months ended March 31, 1998 consisted primarily of $2.7 million from the issuance of securities. Net cash used in financing activities for the three months ended March 31, 1999 consisted primarily of $5.0 million for the repayment of outstanding short term debt obligations.

EFFECTS OF THE YEAR 2000

         Our business and customer relationships rely on computer software programs, internal operating systems and telephone and other network communications connections. If any of these programs, systems or network connections are not programmed to recognize and properly process dates after December 31, 1999 (the "Year 2000" issue), significant system failures or errors may result which could have a material adverse effect on the business, financial condition, or results of operations of both our company and the affected customers. We have conducted tests on our proprietary point of sale terminals, network connections and transaction processing software and believe that our TOWNE CREDIT, TOWNE FINANCE, CASHFLOW MANAGER and COLLECTION WORKS products and network connections we maintain are able to process dates after December 31, 1999. For our internal accounting and operating systems and network communications, we use software and other products provided by third parties and we have received warranties or other assurances that these products are programmed to address the Year 2000 issue. Our personnel will continue to test our network connections to help ensure that these programs and systems continue to address the Year 2000 issue. We intend to modify or replace any products or systems that are unable to properly function as a result of the Year 2000 issue and currently believe we will be able to do so without incurring costs or delays which would have a material adverse effect on our financial condition.

         We supply point of sale terminals and other products needed to run our processing systems to our customers and have not tested any other products or systems used in our customers' businesses. If our customers do not successfully address Year 2000 issues in their operations and, as a result, experience temporary or permanent interruptions in their businesses, we may lose revenues from these customers, which could have a material adverse effect on its business, financial condition and results of operations. We believe that many financial institutions and small businesses, including our customers, are still in the preliminary stages of analyzing their systems for Year 2000 issues. It is impossible to estimate the potential expenses involved or delays which may result from the failure of these institutions and third parties to resolve their Year 2000 issues in a timely manner and there can be no assurance that such expenses, failures or delays will not have a material adverse effect on our business, financial condition or results of operations.

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

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The adoption of SFAS No. 131 did not have an impact on our financial statements, as we operate in one business segment, electronic transaction processing. Our operating business segments provide electronic transaction processing for small business in-house accounts. The segments use our central administrative offices for customer support, centralized processing and sales support. In addition, our sales force markets all products within their assigned markets. We consequently consider all of our products as one reportable segment under the definitions in SFAS No. 131.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance, that is, fiscal quarters beginning June 16, 1988 and thereafter. SFAS No. 133 cannot be applied retroactively; it must be applied to (1) derivative instruments and (2) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The adoption of SFAS No. 133 will not have a material impact on our financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in foreign currency exchange rates. Our $5.0 million credit facility has an interest rate which is based, at our election, upon the lender's prime rate. As of March 31, 1999, no amounts were outstanding under this credit facility and, therefore, we do not believe it has a significant risk due to potential fluctuations in interest rates at this time. Changes in interest rates which dramatically increase the interest rate on the credit facility would make it more costly to borrow proceeds under that facility and may impede our acquisition and growth strategies if management determines that the costs associated with borrowing funds are too high to implement these strategies.

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

                  Use of net proceeds from the initial public offering have been as follows:

                  1. $2.2 million for the repayment of indebtedness outstanding under the Company's loan facility with Sirrom Investments, Inc., and the Company's loan from Citizens Bank.
                  2. $13.0 million related to the acquisition of Banking Solutions consisting of $10.7 million related to the purchase of goodwill and $2.3 million related to employee termination agreements.
                  3. The balance (approximately $11.8 million) for working capital and general corporate purposes, including to offset operating losses.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


A)       EXHIBITS

2.1 Agreement and Plan of Merger by and among Towne Services, Inc., TSI Acquisition One, Inc., Forseon Corporation and certain of the stockholders of Forseon Corporation dated as of March 25, 1999.**

2.2 Form of Escrow Agreement to be entered into by and among Towne Services, Inc., Dan Paul and Allen Merrill, each in their capacity as a Stockholder Representative, and First Union National Bank.**
3.1 Amended and Restated Articles of Incorporation, as filed with the Secretary of the State of Georgia on July 29, 1998.*
3.2        Amended and Restated Bylaws, effective May 19,1998.*
4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company.
10.1 Sublease agreement by and among Technology Park/Atlanta, Inc. and Towne Services dated March 9, 1999.

27.1       Financial Data Schedule (for SEC use only).

-----------------

* Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (No. 333-53341) as declared effective by the Securities and Exchange Commission on July 30, 1998.

** Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-4 (No. 333-76493) filed on April 16, 1999.

B)       REPORTS ON FORM 8-K

         Form 8-K/A (No. 000-24695) filed with SEC on February 16, 1999 to declare the stock purchase agreement dated November 30, 1998 by and between Towne Services Inc., and BSI Acquisition Corporation and Banking Solutions, Inc., and certain shareholders of BSI.

         Form 8-K (No. 000-24695) filed with SEC on April 6, 1999 to report the public announcement of the Agreement and Plan of Merger, dated as of March 25, 1999 by and among Forseon Corporation and Towne Services, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TOWNE SERVICES, INC.



May 6, 1999                   /s/  Drew W. Edwards
------------------            -------------------------------------------------
Date                          Drew W. Edwards
                              Chairman of the Board and Chief Executive Officer
                              (principal executive officer)


May 6, 1999                   /s/ Bruce F. Lowthers, Jr.
------------------            --------------------------------------------------
Date                          Bruce F. Lowthers, Jr.
                              Chief Financial Officer
                              (principal financial and accounting officer)