Form 10-Q/A
period 1998-06-30
TOWNE SERVICES INC
filed 1999-06-09
CIK 1061762

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                              TOWNE SERVICES, INC.
                              INDEX TO FORM 10-Q/A



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

                               TOWNE SERVICES, INC
                                 BALANCE SHEETS
                       DECEMBER 31, 1997 AND JUNE 30, 1998

                                                                                 DECEMBER 31,         JUNE 30,
                                                                                     1997               1998
                                                                                 -------------------------------
                                                                                                     (UNAUDITED)
                                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                      $  2,536,439       $  1,847,328
  Accounts receivable, net of allowance
     for uncollectible accounts of $25,000 and $70,000
     in 1997 and 1998, respectively                                                   121,566            671,847
  Note receivable                                                                      78,990            160,667
  Stock subscriptions receivable                                                           --             50,000
  Other                                                                                68,273            134,835
                                                                                 -------------------------------
       Total current assets                                                         2,805,268          2,864,677
                                                                                 -------------------------------

PROPERTY AND EQUIPMENT, net                                                           489,849            961,176
DEBT ISSUANCE COSTS, net                                                              288,815            318,401
OTHER ASSETS                                                                            2,500            478,255
                                                                                 -------------------------------
                                                                                 $  3,586,432       $  4,622,509
                                                                                 ===============================


                                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                               $    297,937       $    167,679
  Accrued liabilities                                                                 215,109            130,580
  Accrued compensation                                                                220,300            957,000
  Current portion of long-term debt                                                    46,757            596,324
  Deferred revenue                                                                         --                 --
                                                                                 -------------------------------
     Total current liabilities                                                        780,103          1,851,583
                                                                                 -------------------------------

LONG TERM DEBT, net of discount of $249,500 and
     $229,296 in 1997 and 1998, respectively                                        1,289,666          1,374,707
COMMITMENTS AND CONTINGENCIES
WARRANTS WITH REDEMPTION FEATURE                                                      255,000            750,000
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value; 20,000,000 shares authorized, 0 and 15,000 shares issued and outstanding in 1997
     and 1998, respectively                                                                --          1,508,000
  Common stock, no par value; 50,000,000 shares authorized,
     11,706,766 and 13,296,849 issued and outstanding in 1997
     and 1998, respectively                                                         4,417,696         17,569,393
  Warrants outstanding                                                                 41,000             41,000
  Accumulated deficit                                                              (3,197,033)       (18,472,174)
                                                                                 -------------------------------
     Total shareholders' equity                                                     1,261,663            646,219
                                                                                 -------------------------------
                                                                                 $  3,586,432       $  4,622,509
                                                                                 ===============================

      The accompanying notes are an integral part of these balance sheets.

                               TOWNE SERVICES, INC
                             STATEMENTS OF OPERATION
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1998



                                                                FOR THE THREE                          FOR THE SIX
                                                                 MONTHS ENDED                          MONTHS ENDED
                                                                    JUNE 30,                             JUNE 30,
                                                            1997               1998               1997               1998
                                                        ---------------------------------------------------------------------
                                                                  (UNAUDITED)                           (UNAUDITED)
REVENUES                                                $     88,317       $    873,581       $    184,979       $  1,421,535

COSTS AND EXPENSES:
  Costs of processing, servicing, and support                150,064            403,707            253,365            777,835
  Research and development                                    33,683            101,987             45,000            176,011
  Sales and marketing                                        118,309          1,139,866            212,183          1,625,428
  Stock compensation expense                                      --             36,338                 --          6,007,928
  General and administrative                                 181,315            704,908            350,799          2,052,190
                                                        ---------------------------------------------------------------------
     Total costs and expenses                                483,371          2,386,806            861,347         10,639,392
                                                        ---------------------------------------------------------------------
OPERATING LOSS                                              (395,054)        (1,513,225)          (676,368)        (9,217,857)
                                                        ---------------------------------------------------------------------

OTHER EXPENSES:
  Interest (income) expense, net                              26,414             66,743             44,843            131,032
  Other expense (income)                                          --                252                 --                252
  Financing costs for stock issued to nonemployees                --                 --                 --            323,000
                                                        ---------------------------------------------------------------------
     Total other expenses                                     26,414             66,995             44,843            454,284
                                                        ---------------------------------------------------------------------

NET LOSS                                                $   (421,468)      $ (1,580,220)      $   (721,211)      $ (9,672,141)
                                                        ---------------------------------------------------------------------

PREFERRED STOCK DIVIDENDS                                         --                 --                 --         (5,108,000)

ACCRETION OF WARRANTS WITH REDEMPTION                             --           (284,000)                --           (495,000)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
                                                        ---------------------------------------------------------------------
Basic                                                   $   (421,468)      $ (1,864,220)      $   (721,211)      $(15,275,141)
                                                        =====================================================================
Diluted                                                 $   (421,468)      $ (1,864,220)      $   (721,211)      $(15,275,141)
                                                        =====================================================================

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
     PER COMMON SHARE:
Basic                                                   $      (0.05)      $      (0.14)      $      (0.08)      $      (1.18)
                                                        =====================================================================
Diluted                                                 $      (0.05)      $      (0.14)      $      (0.08)      $      (1.18)
                                                        =====================================================================

Weighted Average Common Shares Outstanding                 9,101,116         13,296,849          8,624,509         12,962,002
                                                        =====================================================================


        The accompanying notes are an integral part of these statements.

                              TOWNE SERVICES, INC.
                             STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1998



                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                     1997            1998
                                                                                -----------------------------
                                                                                          (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                      $  (721,211)      $(9,672,141)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
      Compensation expense recognized for stock
         option grants                                                                   --         5,971,590
      Financing costs for stock issued to nonemployees                                   --           323,000
      Depreciation and amortization                                                  23,917            91,840
      Amortization of debt financing fees                                            24,043             6,856
      Amortization of debt discount                                                      --            24,962
      Changes in operating assets and liabilities, net of assets acquired:               --                --
           Accounts receivable                                                      (24,243)         (490,374)
           Prepaid & other assets                                                   (50,666)         (153,993)
           Stock subscriptions receivable                                                --           377,500
           Accounts payable                                                          39,771          (130,258)
           Accrued liabilities                                                        8,599           601,468
           Accrued compensation                                                         315            50,703
           Deferred revenue                                                         (13,103)               --
                                                                                -----------------------------
                   Total Adjustments                                                  8,633         6,673,294
                                                                                -----------------------------
                    Net cash used in operating activities                          (712,578)       (2,998,847)
                                                                                -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Note receivable due from shareholder                                                   --           (81,677)
  Purchase of Credit Collection Solutions, Inc.                                          --          (510,000)
  Purchase of property and equipment, net                                           (29,396)         (520,911)
                                                                                -----------------------------
                     Net cash used in investing activities                          (29,396)       (1,112,588)
                                                                                -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                           882,903                --
  Repayment of debt                                                                 (45,405)          (36,132)
  Proceeds from Sirrom Capital                                                           --                --
  Proceeds from long-term borrowings                                                     --           628,849
  Proceeds from issuance of preferred stock                                              --         1,500,000
  Proceeds from issuance of common stock                                            669,286         1,329,607
                                                                                -----------------------------
                      Net cash provided by financing activities                   1,506,784         3,422,324
                                                                                -----------------------------
NET INCREASE IN CASH                                                                764,810          (689,111)
CASH AND CASH EQUIVALENTS, beginning of year                                        151,082         2,536,439
                                                                                =============================
CASH AND CASH EQUIVALENTS, end of year                                          $   915,892       $ 1,847,328
                                                                                =============================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes                                                      $        --       $        --
                                                                                =============================
Cash paid for interest                                                          $     5,672       $    44,539
                                                                                =============================
Stock subscriptions receivable                                                  $        --       $    50,000
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

5.       ACQUISITION

In June 1998, the Company acquired certain assets and liabilities of Credit Collection Solutions, Inc. ("CCS") for approximately $510,000 and the issuance of up to 100,000 shares of the Company's common stock if certain financial results are achieved. CCS is a developer of computer software for processing payments and tracking collections. In connection with the acquisition, the Company has recorded goodwill in the amount of $440,000, which is being amortized over a period of 5 years.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with Towne Services' financial statements and the related notes thereto included elsewhere in this quarterly report. This discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this quarterly report and include all statements that are not historical statements of fact regarding the intent, anticipation, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy (including, but not limited to, the Company's development and implementation of its products and services); and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," "plan," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from these forward-looking statements as a result of many factors, including the Company's limited operating history; the inability to achieve or maintain profitability; the inability to attract and retain sales and marketing personnel or enter new marketing alliances; inability to obtain, continue and manage growth or execute agreements with new customers; market acceptance of new products and enhancements; increased competition; possible system failures; rapid changes in technology, and the other factors discussed in the Company's registration statement on Form S-1 (No. 333-76859) as filed on June 4, 1999 including the "Risk Factors" section contained therein.


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

Towne Services had net losses of approximately $421,000 and $1.6 million for the three months ended June 30, 1997 and 1998, respectively. For the six months ended June 30, 1997 and 1998, the Company had net losses of approximately $721,000 and $9.7 million, respectively. As of December 31, 1997, the Company had an accumulated deficit of $3.2 million. As of June 30, 1998, this accumulated deficit was $18.5 million. Approximately $12 million of this accumulated deficit resulted from one-time non-cash charges.

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

         General and Administrative. General and administrative expenses increased from $351,000 for the six months ended June 30, 1997 to $2.1 million for the six months ended June 30, 1998. These costs represented approximately 190% and 144% of total revenues, respectively, for these two periods. The increase in the dollar amount of these expenses was primarily the result of increases in the number of administrative and operational employees and the costs associated with executive and administrative expenses related to the Company's growth. Towne Services anticipates that the dollar amount of these expenses will continue to increase in the near future as it upgrades internal and financial reporting systems to enhance management's ability to obtain and analyze information about its operations. Also, the Company anticipates additional costs related to being a public company, including annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and professional services fees.

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

Net cash used in operating activities was approximately $713,000 for the six months ended June 30, 1997 and $3.0 million for the six months ended June 30, 1998. Net cash used in operating activities during the six months ended June 30, 1997 represents a $721,000 net loss partially offset by a $49,000 increase in accounts payable and accrued expenses, a $24,000 growth in accounts receivable and a $51,000 increase in prepaid expenses and other assets. Net cash used in operating activities during the six months ended June 30, 1998 represents a $9.7 million net loss partially offset by a $471,000 increase in accounts payable and accrued expenses, a $490,000 growth in accounts receivable, a $154,000 increase in prepaid expenses and other assets and a $378,000 decrease in stock subscriptions receivable.

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

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION

         In June 1998, Towne Services, Inc. (the "Company") acquired certain assets and liabilities of Credit Collection Solutions, Inc. (or approximately $510,000 cash and the issuance of up to 100,000 shares of the Company's common stock if specified sales levels of Collection Works Software are achieved. In its initial purchase price allocation, the Company originally allocated $200,000 to purchased in-process technology, which was immediately expensed. The Company has subsequently reevaluated its purchase price allocation and has allocated this amount to goodwill. The interim financial statements have been restated to show the effects of this reallocation.

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



June 9, 1999                   /s/  Drew W. Edwards
-----------------              -----------------------------
Date                           Drew W. Edwards
                               Chairman of the Board and Chief Executive Officer
                               (principal executive officer)


June 9, 1999                   /s/ Bruce F. Lowthers, Jr.
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