Form 10-Q/A
period 1998-09-30
TOWNE SERVICES INC
filed 1999-06-09
CIK 1061762

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


                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              TOWNE SERVICES, INC.
                                 BALANCE SHEETS
                    DECEMBER 31, 1997 AND SEPTEMBER 30, 1998

                                                                             DECEMBER 31,   SEPTEMBER 30,
                                                                                1997            1998
                                                                           ------------------------------
                                                                                             (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                $   2,536,439     $ 23,464,901
  Accounts receivable, net of allowance
     for uncollectible accounts of $25,000 and $70,000
     in 1997 and 1998, respectively                                              121,566        1,797,853
  Note receivable                                                                 78,990          163,985
  Other                                                                           68,273          159,984
                                                                           ------------------------------
       Total current assets                                                    2,805,268       25,586,723
                                                                           ------------------------------

PROPERTY AND EQUIPMENT, net                                                      489,849        1,483,818
DEBT ISSUANCE COSTS, net                                                         288,815                -
OTHER ASSETS, net                                                                  2,500          430,404
                                                                           ------------------------------
                                                                           $   3,586,432     $ 27,500,945
                                                                           ==============================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                         $     297,937      $   488,978
  Accrued liabilities                                                            215,109          367,942
  Accrued compensation                                                           220,300               --
  Current portion of long-term debt                                               46,757               --
                                                                           ------------------------------
     Total current liabilities                                                   780,103          856,920
                                                                           ------------------------------

LONG TERM DEBT, net of discount of $249,500 and
     $0  in 1997 and 1998, respectively                                        1,289,666               --
COMMITMENTS AND CONTINGENCIES
WARRANTS WITH REDEMPTION FEATURE                                                 255,000               --
SHAREHOLDERS' EQUITY:
  Preferred stock, no par value; 20,000,000 shares authorized, 0
     issued and outstanding in 1997 and 1998, respectively                            --               --
  Common stock, no par value; 50,000,000 shares authorized,
     11,706,766 and 18,673,734  issued and outstanding in 1997
     and 1998, respectively                                                    4,417,696       47,203,828
  Warrants outstanding                                                            41,000           41,000
  Accumulated deficit                                                         (3,197,033)     (20,600,803)
                                                                           ------------------------------
     Total shareholders' equity                                                1,261,663       26,644,025
                                                                           ------------------------------
                                                                           $   3,586,432     $ 27,500,945
                                                                           ==============================

     The accompanying notes are an integral part of these balance sheets.

                              TOWNE SERVICES, INC.
                            STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998


                                                               FOR THE THREE              FOR THE NINE
                                                               MONTHS ENDED               MONTHS ENDED
                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                            1997          1998         1997          1998
                                                          ----------------------------------------------------
                                                              (UNAUDITED)                 (UNAUDITED)
REVENUES                                                   $ 198,086  $ 1,715,330   $   383,066  $   3,136,865

COSTS AND EXPENSES:
  Costs of processing, servicing, and support                222,417      543,741       475,165      1,321,576
  Research and development                                   114,082      117,068       158,996        293,079
  Sales and marketing                                        206,537    1,971,355       419,183      3,596,783
  Stock compensation expense                                      --       36,338            --      6,044,267
  General and administrative                                 267,661      656,412       619,392      2,708,602
                                                          ----------------------------------------------------
     Total costs and expenses                                810,697    3,324,914     1,672,736     13,964,307
                                                          ----------------------------------------------------
OPERATING LOSS                                              (612,611)  (1,609,584)   (1,289,670)   (10,827,442)
                                                          ----------------------------------------------------

OTHER EXPENSES:
  Interest (income) expense, net                              28,990     (158,155)       74,467        (27,123)
  Other expense                                                   --        3,990          (648)         4,242
  Financing costs for stock issued to nonemployees                --           --            --        323,000
                                                          ----------------------------------------------------
     Total other expenses                                     28,990     (154,165)       73,819        300,119
                                                          ----------------------------------------------------

  Loss before extraordinary loss on early extinguishment
    of debt                                               $ (641,601) $(1,455,419)  $(1,363,489) $ (11,127,561)
                                                          ----------------------------------------------------

  Extraordinary loss on early extinguishment of debt
                                                                  --      476,239            --        476,239
                                                          ----------------------------------------------------

NET LOSS                                                  $ (641,601) $(1,931,658)  $(1,363,489) $ (11,603,800)

PREFERRED STOCK DIVIDENDS                                         --           --            --     (5,108,000)

ACCRETION OF WARRANTS WITH REDEMPTION  FEATURE                    --     (196,975)           --       (691,972)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
   BEFORE EXTRAORDINARY LOSS:
                                                          ====================================================
Basic                                                     $ (641,601) $(1,652,394)   (1,363,489) $ (16,927,533)
                                                          ====================================================
Diluted                                                   $ (641,601) $(1,652,394)   (1,363,489) $ (16,927,533)
                                                          ===================================================

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
   PER COMMON SHARE BEFORE EXTRAORDINARY LOSS:
Basic                                                          (0.07)       (0.10)        (0.15)         (1.18)
                                                          ====================================================
Diluted                                                        (0.07)       (0.10)        (0.15)         (1.18)
                                                          ====================================================

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS:
                                                          ====================================================
Basic                                                     $ (641,601) $(2,128,633)  $(1,363,489) $( 17,403,772)
                                                          ====================================================
Diluted                                                   $ (641,601) $(2,128,633)  $(1,363,489) $ (17,403,772)
                                                          ====================================================

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
     PER COMMON SHARE:
Basic                                                     $    (0.07) $     (0.13)  $     (0.15) $       (1.22)
                                                          ====================================================
Diluted                                                   $    (0.07) $     (0.13)  $     (0.15) $       (1.22)
                                                          ====================================================

Weighted Average Common Shares Outstanding                 9,683,793   16,997,071     9,069,323     14,309,909
                                                          ====================================================


       The accompanying notes are an integral part of these statements.

                              TOWNE SERVICES, INC.
                            STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                1997           1998
                                                                           ---------------------------
                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                  $(1,363,489)  $(11,603,800)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
      Compensation expense recognized for stock
         option grants                                                               --      6,044,267
      Financing costs for stock issued to nonemployees                               --        323,000
      Extraordinary loss from early extinguishment of debt                           --        476,239
      Depreciation and amortization                                              30,472        175,986
      Amortization of debt financing fees                                        24,043         13,496
      Amortization of debt discount                                                  --         33,025
      Changes in operating assets and liabilities, net of assets acquired:
           Accounts receivable                                                  (65,006)    (1,616,380)
           Prepaid & other assets                                                12,652       (185,130)
           Stock subscriptions receivable                                            --        427,500
           Accounts payable                                                     125,891        191,041
           Accrued liabilities                                                   46,657        838,830
           Accrued compensation                                                      --       (906,297)
           Deferred revenue                                                     (13,103)            --
                                                                           ---------------------------
                   Total adjustments                                            161,606      5,815,577
                                                                           ---------------------------
                    Net cash used in operating activities                    (1,201,883)    (5,788,223)
                                                                           ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Note receivable from shareholder                                              (78,990)       (84,995)
  Purchase of Credit Collection Solutions, Inc., net of cash acquired                --       (510,000)
  Purchase of property and equipment, net                                      (226,534)    (1,104,040)
                                                                           ---------------------------
                    Net cash used in investing activities                      (305,524)    (1,699,035)
                                                                           ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                       882,903             --
  Repayment of debt                                                             (67,297)    (2,236,761)
  Proceeds from long-term borrowings                                             59,535        628,849
  Proceeds from issuance of preferred stock                                          --      1,500,000
  Proceeds from issuance of common stock                                      1,369,888     28,523,632
                                                                           ---------------------------
                    Net cash provided by financing activities                 2,245,029     28,415,720
                                                                           ---------------------------
NET INCREASE IN CASH                                                            731,622     20,928,462
CASH AND CASH EQUIVALENTS, beginning of period                                  151,082      2,536,439
                                                                           ===========================
CASH AND CASH EQUIVALENTS, end of period                                    $   888,704   $ 23,464,901
                                                                           ===========================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes                                                  $        --   $         --
                                                                           ===========================
Cash paid for interest                                                      $     6,761   $    234,058
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with Towne Services' financial statements and the related notes thereto included elsewhere in this quarterly report. This discussion contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this quarterly report and include all statements that are not historical statements of fact regarding the intent, anticipation, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy (including, but not limited to, the Company's development and implementation of its products and services); and (iv) the declaration and payment of dividends. The words "may," "would," "could," "will," "expect," "estimate," "anticipate," "believe," "intend," "plan," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, many of which are beyond the Company's ability to control. Actual results may differ materially from these forward-looking statements as a result of many factors, including the Company's limited operating history; the inability to achieve or maintain profitability; the inability to attract and retain sales and marketing personnel or enter new marketing alliances; inability to obtain, continue and manage growth or execute agreements with new customers; market acceptance of new products and enhancements; increased competition; possible system failures; rapid changes in technology; and the other factors discussed in the Company's registration statement on Form S-1 (No. 333-76859) as filed with the Securities and Exchange Commission on June 4 1999, including the "Risk Factors" section contained therein.


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

Towne Services had net losses of approximately $642,000 and $1.9 million for the three months ended September 30, 1997 and 1998, respectively. For the nine months ended September 30, 1997 and 1998, the Company had net losses of approximately $1.4 million and $11.6 million, respectively. As of December 31, 1997, the Company had an accumulated deficit of $3.2 million. As of September 30, 1998, this accumulated deficit was $20.6 million. Approximately $12.8 million of this accumulated deficit resulted from one-time non-cash charges.

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

         General and Administrative. General and administrative expenses increased from $268,000 for the three months ended September 30, 1997 to $656,000 for the three months ended September 30, 1998. These costs represented approximately 135% and 38% of total revenues, respectively, for these two periods. The increase in the dollar amount of these expenses was primarily the result of increases in the number of administrative and operational employees and the costs associated with executive and administrative expenses related to the Company's growth. Towne Services anticipates that the dollar amount of these expenses will continue to increase in the near future as it upgrades internal and financial reporting systems to enhance management's ability to obtain and analyze information about its operations. Also, the Company anticipates additional costs related to being a public company, including annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and professional services fees.

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

Net cash used in operating activities was approximately $1.2 million for the nine months ended September 30, 1997 and $5.8 million for the nine months ended September 30, 1998. Net cash used in operating activities during the nine months ended September 30, 1997 represents a $1.4 million net loss partially offset by a $173,000 increase in accounts payable and accrued expenses, a $65,000 increase in accounts receivable and a $13,000 decrease in prepaid expenses and other assets. Net cash used in operating activities during the nine months ended September 30, 1998 represents a $11.6 million net loss partially offset by a $124,000 increase in accounts payable and accrued expenses, a $1.6 million increase in accounts receivable, a $185,000 increase in prepaid expenses and other assets and a $428,000 decrease in stock subscriptions receivable.

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