Form 10-Q/A
period 1999-03-31
TOWNE SERVICES INC
filed 1999-06-09
CIK 1061762

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

                                     PART I.
                  CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                              TOWNE SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1998 AND MARCH 31, 1999

                                                                                      DECEMBER 31,        MARCH 31,
                                                                                          1998              1999
                                                                                     ------------------------------
                                                                                                        (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                          $ 13,081,284       $ 5,024,542
  Accounts receivable, net of allowance
     for uncollectible accounts of $347,065 and $337,565
     in 1998 and 1999, respectively                                                     3,552,478         5,170,946
  Notes receivable from employees                                                         167,305           170,625
  Other                                                                                   229,732           392,079
                                                                                     ------------------------------
       Total current assets                                                            17,030,799        10,758,192
                                                                                     ------------------------------

PROPERTY AND EQUIPMENT, net                                                             2,116,987         3,155,617
NOTES RECEIVABLE FROM EMPLOYEES                                                            81,565            83,265
GOODWILL, net                                                                          14,955,414        14,792,089
OTHER INTANGIBLES, net                                                                  1,134,614         1,077,883
OTHER ASSETS, net                                                                         100,249            81,396
                                                                                     ------------------------------
                                                                                     $ 35,419,628      $ 29,948,442
                                                                                     ==============================


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                      $ 125,763         $ 800,014
  Accrued liabilities                                                                   1,273,148         1,092,117
  Accrued compensation                                                                    250,391           558,915
  Accrued termination costs                                                               497,910           437,076
  Current portion of long-term debt                                                     5,000,000                 -
                                                                                     ------------------------------
     Total current liabilities                                                          7,147,212         2,888,122
                                                                                     ------------------------------

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value; 20,000,000 shares authorized, 0 issued
    and outstanding December 31, 1998 and March 31, 1999, respectively                          -                 -
  Common stock, no par value; 50,000,000 shares authorized, 19,651,390 and
     19,803,611 issued and outstanding December 31, 1998 and March 31,
     1999, respectively                                                                52,363,084        52,418,798
  Warrants outstanding                                                                     41,000            41,000
  Accumulated deficit                                                                 (24,131,668)      (25,399,478)
                                                                                     ------------------------------
     Total shareholders' equity                                                        28,272,416        27,060,320
                                                                                     ------------------------------
                                                                                     $ 35,419,628      $ 29,948,442
                                                                                     ==============================

      The accompanying notes are an integral part of these balance sheets.

                              TOWNE SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999



                                                                    FOR THE THREE
                                                                     MONTHS ENDED
                                                                       MARCH 31,
                                                              1998                  1999
                                                          ---------------------------------
                                                                   (UNAUDITED)

REVENUES                                                  $    547,954         $  4,604,460

COSTS AND EXPENSES:
  Costs of processing, servicing and support                   374,128              953,990
  Research and development                                      74,024               71,840
  Sales and marketing                                          485,562            3,239,832
  Stock compensation expense                                 5,971,590               36,339
  General and administrative                                 1,347,282            1,648,336
                                                          ---------------------------------
     Total costs and expenses                                8,252,586            5,950,337
                                                          ---------------------------------
OPERATING LOSS                                              (7,704,632)          (1,345,877)
                                                          ---------------------------------

OTHER EXPENSES:
  Interest (income) expense, net                                64,289              (78,067)
  Financing costs for stock issued to nonemployees             323,000                    -
                                                          ---------------------------------
     Total other expenses                                      387,289              (78,067)
                                                          ---------------------------------

NET LOSS                                                  $ (8,091,921)        $ (1,267,810)
                                                          =================================

PREFERRED STOCK DIVIDENDS                                   (5,108,000)                   -

ACCRETION OF WARRANTS WITH REDEMPTION FEATURE                 (211,000)                   -


                                                          ---------------------------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS              $(13,410,921)        $ (1,267,810)
                                                          =================================

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
     PER COMMON SHARE:
Basic                                                     $      (1.11)        $      (0.06)
                                                          =================================
Diluted                                                   $      (1.11)        $      (0.06)
                                                          =================================

Weighted Average Common Shares Outstanding                  12,077,352           19,765,493
                                                          =================================


        The accompanying notes are an integral part of these statements.

                              TOWNE SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999





                                                                                  1998              1999
                                                                             -------------------------------
                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                   $ (8,091,921)      $ (1,267,810)
                                                                             -------------------------------
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Compensation expense recognized for stock option grants                      5,971,590             36,339
   Financing costs for stock issued to nonemployees                               323,000                  -
   Depreciation                                                                    39,980            155,243
   Amortization of intangibles and goodwill                                             -            426,118
   Amortization of deferred  financing fees                                        20,896                  -
   Amortization of debt discount                                                   10,103                  -
   Changes in operating assets and liabilities, net of assets acquired:
      Accounts receivable                                                        (237,441)        (1,618,468)
      Prepaid & other assets                                                     (146,339)          (143,494)
      Accounts payable                                                           (172,432)           674,251
      Accrued liabilities                                                          81,360           (294,862)
      Accrued compensation                                                        685,997            308,524
      Accrued termination costs                                                         -                  -
                                                                             -------------------------------
          Total adjustments                                                     6,576,714           (456,349)
                                                                             -------------------------------
          Net cash used in operating activities                                (1,515,207)        (1,724,159)
                                                                             -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in notes receivable from employees                                         -             (5,020)
  Purchase of Banking Solutions, Inc.                                                   -           (153,065)
  Purchase of property and equipment, net                                        (223,094)        (1,193,873)
                                                                             -------------------------------
          Net cash used in investing activities                                  (223,094)        (1,351,958)
                                                                             -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                               -             19,375
  Repayment of debt                                                               (15,397)        (5,000,000)
  Proceeds from issuance of preferred stock                                     1,500,000                  -
  Proceeds from issuance of common stock                                        1,217,269                  -
                                                                             -------------------------------
          Net cash provided by (used in) financing activities                   2,701,872         (4,980,625)
                                                                             -------------------------------
NET INCREASE IN CASH                                                              963,571         (8,056,742)
CASH AND CASH EQUIVALENTS, beginning of period                                  2,536,439         13,081,284
                                                                             -------------------------------
CASH AND CASH EQUIVALENTS, end of period                                     $  3,500,010       $  5,024,542
                                                                             ===============================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes                                                   $          -       $          -
                                                                             ===============================
Cash paid for interest                                                       $     42,083       $      5,890
                                                                             ===============================
Stock subscription receivable                                                $    427,500       $          -
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

         In December 1998, the Company acquired the outstanding stock of Banking Solutions, Inc. ("BSI") for approximately $14.9 million in cash and stock. In connection with the acquisition of BSI, the Company issued 744,431 shares of Towne's common stock at $6.73 per share. The remainder of the purchase price was paid in cash. Towne also agreed to pay former officers of BSI amounts of money which are contingent upon future performance criteria. BSI is a developer and provider of a transaction processing system, CASHFLOW MANAGER, an accounts receivable financing program similar to the TOWNE FINANCE product. The Company recorded this transaction using the purchase method of accounting. The Company has allocated goodwill in the amount of $14.6 million, which is being amortized over a period of 12 years. The Company has recorded $1.1 million to an intangible asset for BSI's customer list, which is being amortized over a period of 5 years. The Company recognized a one-time charge in the amount of $2.3 million in December 1998 related to employee terminations which were not identified at the date of purchase.

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

         In December 1998, Towne acquired the outstanding capital stock of Banking Solutions, Inc., for approximately $14.9 million in cash and stock. In connection with the acquisition of Banking Solutions, Towne issued 744,431 shares of Towne common stock at $6.73 per share. The remainder of the purchase price was paid in cash. Towne also agreed to pay former officers of Banking Solutions amounts of money which are contingent upon future performance criteria. Banking Solutions is a developer and provider of a transaction processing system, CASHFLOW MANAGER, an accounts receivable financing program similar to the TOWNE FINANCE product. Towne recorded this transaction using the purchase method of accounting. Towne has recorded goodwill in the amount of $14.6 million, which is being amortized over a period of 12 years. Towne has recorded a $1.1 million intangible asset for the purchase of BSI's customer list, which is being amortized over a period of 5 years. Towne also recognized a one time charge in the amount of $2.3 million in December 1998, related to employee terminations which were not identified at the date of purchase.

         On March 25, 1999 we entered into a merger agreement to acquire Forseon Corporation, a company based in Riverside, California. Forseon provides products and services that process inventory, accounts receivable and point of sale transaction information and generate merchandise forecasts and management reports for retail businesses in the United States and Canada. The merger agreement provides for the combination of Towne's and Forseon's businesses through the merger of Forseon with a subsidiary of Towne. Towne will issue a total of 2,075,345 shares of its common stock in exchange for all outstanding stock and options to acquire stock in Forseon. Ten percent of the Towne common stock will be held back in escrow to satisfy the indemnification obligations of Forseon stockholders under the merger agreement. The merger will be accounted for as a pooling of interests. There are many risks involved with this merger and it may not actually occur for a variety of reasons, including if the merger agreement and related matters are not approved by the holders of 90% of the outstanding Forseon common stock. See the "Risk Factors" section of Towne's registration statements on Form S-4 (No. 333-76493) filed with the SEC on April 16, 1999 and Form S-1 (No. 333-76859) filed with the SEC on
April 23, 1999, as amended, for a discussion of these risks.

         Towne Services had net losses of approximately $8.1 million and $1.3 million for the three months ended March 31, 1998 and 1999, respectively. For the year ended December 31, 1998, Towne had an accumulated deficit of $24.1 million. Approximately $12.9 resulted from one-time non-cash charges, and $2.3 million of this accumulated deficit resulted from a one-time charge relating to employee termination agreements subsequent to the purchase of Banking Solutions, Inc. in December 1998. For the three months ended March 31, 1999 Towne had an accumulated deficit of approximately $25.4 million.

         Towne reported total revenues of $548,000 and $4.6 million for the three months ended March 31, 1998 and 1999, respectively. Towne has experienced net losses of $8.1 million and $1.3 million in each of these periods, respectively and expects to continue to incur losses for the foreseeable future. The number of Towne Services employees at December 31, 1998 was 169, compared to 177 employees at March 31, 1999. Towne currently intends to expand its sales and marketing operations, to invest more in product research and development, to pursue strategic acquisitions and to improve its internal operating and financial infrastructure, all of which will increase its operating expenses.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999

         Revenues. Towne's revenues increased from $548,000 for the three months ended March 31, 1998 to $4.6 million for the three months ended March 31, 1999. During these two periods, set-up fees accounted for approximately 68% and 31% of total revenues, respectively. Recurring revenues accounted for approximately 35% and 64% of total revenues, respectively. The increase in revenues during these periods resulted primarily from an increase in the number of customers and higher set-up fees and transaction processing fees charged to new customers. The increase in recurring revenues as a percentage of total revenues resulted primarily from an increase in the number of transaction processing fees that generate recurring revenues.

         Costs of Processing, Servicing and Support. Costs of processing, servicing and support increased from $374,000 for the three months ended March 31, 1998 to $954,000 for the three months ended March 31, 1999. These costs were approximately 68% and 21% of revenues, respectively, for these two periods. The dollar amount of costs of processing, servicing and support increased as a result of the addition of new customers and additional services and support functions necessary to support Towne's growth, including the result of our acquisitions. Towne anticipates that these costs will continue to increase as new customers are added. Costs of processing, servicing and support decreased as a percentage of revenue as a result of substantially increased revenues and improved operating efficiencies.

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

         Stock Compensation Expense. Stock compensation expense was $6.0 million for the three months ended March 31, 1998 and $36,000 for the three months ended March 31, 1999. In the first quarter of 1998, Towne sold shares of common stock and issued options to acquire common stock at what management believed to be the fair market value of the common stock at that time. Based upon outside sales to third parties, a valuation and the initial public offering price at the time, Towne recorded a one time non-cash charge for the additional value. Towne will record approximately $727,000 ($145,000 per year) of compensation expense over the five year vesting period of the options.

         General and Administrative. General and administrative expenses increased from $1.3 million for the three months ended March 31, 1998 to $1.6 million for the three months ended March 31, 1999. These costs represented approximately 246% and 36% of revenues, respectively, for these two periods. The increase in the dollar amount of these expenses was primarily the result of increases in the number of executive and administrative employees and the costs associated with executive and administrative expenses related to our growth. In addition, Towne incurred costs related to being a public company, including annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and professional services fees. We anticipate that general and administrative expenses will continue to increase in the near future as Towne upgrades internal and financial reporting systems to enhance management's ability to obtain and analyze information about our operations.

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

         Net cash used in operating activities was approximately $1.5 million for the three months ended March 31, 1998 and $1.7 million for the three months ended March 31,1999. Net cash used in operating activities for the three months ended March 31, 1998 represents a $8.1 million net loss partially offset by a $6.0 million non-cash charge related to stock compensation expense, a $595,000 increase in accounts payable and accrued expenses, a $237,000 increase in accounts receivable and a $146,000 increase in prepaid expenses and other assets. Net cash used in operating activities for the three months ended March 31, 1999 represents a $1.3 million net loss partially offset by a $688,000 increase in accounts payable and accrued expenses, a $1.6 million increase in accounts receivable and a $143,000 increase in prepaid expenses and other assets.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION

                  In December 1998, Towne Services, Inc. (the "Company") acquired the outstanding common stock of Banking Solutions, Inc. for approximately $14.9 million in cash and stock. The Company accounted for this transaction using the purchase method of accounting and allocated approximately $14.6 million to goodwill. The Company originally amortized the goodwill over 25 years; however, after further evaluation of the acquired entity, the Company changed the amortization life to 12 years. The interim financial statements have been restated to show increased amortization expense of $210,688 for the period.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


A)       EXHIBITS

2.1 Agreement and Plan of Merger by and among Towne Services, Inc., TSI Acquisition One, Inc., Forseon Corporation and certain of the stockholders of Forseon Corporation dated as of March 25, 1999.**

2.2 Form of Escrow Agreement to be entered into by and among Towne Services, Inc., Dan Paul and Allen Merrill, each in their capacity as a Stockholder Representative, and First Union National Bank.**
3.1 Amended and Restated Articles of Incorporation, as filed with the Secretary of the State of Georgia on July 29, 1998.*
3.2        Amended and Restated Bylaws, effective May 19,1998.*
4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company.
10.1+ Sublease agreement by and among Technology Park/Atlanta, Inc. and Towne Services dated March 9, 1999.

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

+    Previously filed.


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