Form 10-Q
period 1999-06-30
TOWNE SERVICES INC
filed 1999-08-16
CIK 1061762

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

                                       Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM                 TO             , 19     .
              ---------------    ------------    -----

                       Commission file number : 000-24695

                                ---------------

                              TOWNE SERVICES, INC.
             (Exact name of registrant as specified in its charter)

              Georgia                                            62-1618121
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


           3950 Johns Creek Court, Suite 100, Suwanee, Georgia 30024
                        (Address of principal executive
                              offices and zip code)

                                 (678)-475-5200
              (Registrant's telephone number, including area code)

                                       N/A
         (Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days (1) Yes [X] No [ ]; (2) Yes [X] No [ ].

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 27,164,011 shares outstanding at August 11, 1999.

                              TOWNE SERVICES, INC.
                               INDEX TO FORM 10-Q

                                                                                           PAGE
                                                                                           ----

  PART I        CONDENSED CONSOLIDATED FINANCIAL INFORMATION

     Item 1.    Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets as of
                December 31, 1998 and June 30, 1999                                         3

                Condensed Consolidated Statements of Operations for the Three
                Months and Six Months ended June 30, 1998 and 1999                          4

                Condensed Consolidated Statements of Cash Flows for the Six
                Months ended June 30, 1998 and 1999                                         5

                Notes to Condensed Consolidated Financial Statements                        6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                   10

PART II         OTHER INFORMATION

     Item 1.    Legal Proceedings                                                           20

     Item 2.    Changes in Securities and Use of Proceeds                                   20

     Item 3.    Defaults upon Senior Securities                                             21

     Item 4.    Submission of Matters to a Vote of Security Holders                         21

     Item 5.    Other Information                                                           22

     Item 6.    Exhibits and Reports on Form 8-K                                            22

                                     PART I.
                  CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                              TOWNE SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1998 and JUNE 30, 1999

                                                                                      DECEMBER 31,          JUNE 30,
                                                                                          1998               1999
                                                                                      ------------       ------------
                                                                                               (UNAUDITED)
                                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                           $ 14,060,284       $ 32,333,082
  Accounts receivable, net of allowance
    for uncollectible accounts of $415,065 and $428,792
    at December 31, 1998 and June 30, 1999, respectively                                 4,338,478          6,931,745
  Notes receivable from employees                                                          167,305            258,909
  Other                                                                                    393,732          1,254,264
                                                                                      ------------       ------------
     Total current assets                                                               18,959,799         40,778,000
                                                                                      ------------       ------------

PROPERTY AND EQUIPMENT, net                                                              3,452,987          7,107,684
NOTES RECEIVABLE FROM EMPLOYEES                                                             81,565                 --
GOODWILL, net                                                                           14,955,414         14,451,686
OTHER INTANGIBLES, net                                                                   1,134,614          1,021,153
OTHER ASSETS, net                                                                          100,249            172,608
                                                                                      ------------       ------------
                                                                                      $ 38,684,628       $ 63,531,131
                                                                                      ============       ============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                    $    221,763       $  3,469,635
  Accrued liabilities                                                                    1,511,148          1,875,297
  Accrued compensation                                                                   1,198,391          1,836,030
  Accrued termination costs                                                                497,910            355,699
  Current portion of long-term debt                                                      5,274,000            320,915
                                                                                      ------------       ------------
     Total current liabilities                                                           8,703,212          7,857,576
                                                                                      ------------       ------------

LONG TERM DEBT                                                                              55,000            819,317

REDEEMABLE COMMON STOCK                                                                    534,000                 --

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value; 20,000,000 shares authorized, 0 and 20,000
    issued and outstanding at December 31, 1998 and June 30, 1999, respectively                 --          1,880,000
  Common stock, no par value; 50,000,000 shares authorized, 19,651,390 and
    26,407,906 issued and outstanding December 31, 1998 and June 30, 1999,
    respectively                                                                        53,520,084         82,042,453
  Warrants outstanding                                                                      41,000            161,000
  Accumulated deficit                                                                  (24,168,668)       (29,229,215)
                                                                                      ------------       ------------
     Total shareholders' equity                                                         29,392,416         54,854,238
                                                                                      ------------       ------------
                                                                                      $ 38,684,628       $ 63,531,131
                                                                                      ============       ============

      The accompanying notes are an integral part of these balance sheets.

                              TOWNE SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 and 1999



                                                                FOR THE THREE                         FOR THE SIX
                                                                 MONTHS ENDED                         MONTHS ENDED
                                                                   JUNE 30,                             JUNE 30,
                                                        ---------------------------------------------------------------------
                                                            1998               1999               1998               1999
                                                        ------------       ------------       ------------       ------------
                                                                  (UNAUDITED)                          (UNAUDITED)

REVENUES                                                $  3,848,581       $  7,933,968       $  7,405,535       $ 15,427,428

COSTS AND EXPENSES:
  Costs of processing, servicing and support                 995,707          1,596,866          1,932,835          3,115,856
  Research and development                                   264,987            207,369            541,011            456,209
  Sales and marketing                                      2,890,866          4,905,722          5,321,428         10,248,554
  Stock compensation expense                                  36,338             36,339          6,007,928             72,678
  Acquisition expense                                             --          2,286,400                 --          2,343,316
  General and administrative                               1,164,908          2,675,819          3,002,190          4,698,539
                                                        ------------       ------------       ------------       ------------
     Total costs and expenses                              5,352,806         11,708,515         16,805,392         20,935,152
                                                        ------------       ------------       ------------       ------------
OPERATING LOSS                                            (1,504,225)        (3,774,547)        (9,399,857)        (5,507,724)
                                                        ------------       ------------       ------------       ------------

OTHER EXPENSES:
  Interest (income) expense, net                              76,743            (40,674)           152,032           (112,741)
  Other expense (income)                                         252                 --                252                 --
  Financing costs for stock issued to nonemployees                --                 --            323,000                 --
                                                        ------------       ------------       ------------       ------------
     Total other expenses                                     76,995            (40,674)           475,284           (112,741)
                                                        ------------       ------------       ------------       ------------

Loss before income taxes                                  (1,581,220)        (3,733,873)        (9,875,141)        (5,394,983)
                                                        ------------       ------------       ------------       ------------
Benefit for income taxes                                          --           (240,000)           (34,000)          (354,000)

NET LOSS                                                $ (1,581,220)      $ (3,493,873)      $ (9,841,141)      $ (5,040,983)
                                                        ============       ============       ============       ============

PREFERRED STOCK DIVIDENDS                                         --                 --         (5,108,000)                --

ACCRETION OF WARRANTS WITH REDEMPTION FEATURE               (284,000)                --           (495,000)                --
                                                        ------------       ------------       ------------       ------------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS            $ (1,865,220)      $ (3,493,873)      $(15,444,141)      $ (5,040,983)
                                                        ============       ============       ============       ============

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
  PER COMMON SHARE:
Basic                                                   $      (0.12)      $      (0.16)      $      (1.03)      $      (0.23)
                                                        ============       ============       ============       ============
Diluted                                                 $      (0.12)      $      (0.16)      $      (1.03)      $      (0.23)
                                                        ============       ============       ============       ============

Weighted Average Common Shares Outstanding                15,372,128         21,994,027         15,037,281         21,913,816
                                                        ============       ============       ============       ============


        The accompanying notes are an integral part of these statements.

                              TOWNE SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 and 1999



                                                                                      FOR THE SIX MONTHS
                                                                                        ENDED JUNE 30,
                                                                                ------------------------------
                                                                                   1998               1999
                                                                                -----------       ------------
                                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                      $(9,841,141)      $ (5,040,983)
                                                                                -----------       ------------
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Compensation expense recognized for stock option grants                     6,057,590             72,678
      Financing costs for stock issued to nonemployees                              323,000                 --
      Depreciation                                                                  179,840            446,645
      Amortization of intangibles and goodwill                                           --            817,693
      Amortization of deferred  financing fees                                        6,856                 --
      Amortization of debt discount                                                  24,962                 --
      Provision for doubtful accounts                                                24,000             82,984
      Changes in operating assets and liabilities, net of assets acquired:
        Accounts receivable                                                        (422,374)        (2,676,251)
        Prepaid & other assets                                                     (197,993)          (947,393)
        Stock subscriptions receivable                                              377,500                 --
        Accounts payable                                                           (105,258)         2,789,810
        Accrued liabilities                                                         544,468            317,106
        Accrued compensation                                                         50,703            596,639
        Accrued termination costs                                                        --            (81,377)
                                                                                -----------       ------------
                Total adjustments                                                 6,863,294          1,418,534
                                                                                -----------       ------------
                Net cash used in operating activities                            (2,977,847)        (3,622,449)
                                                                                -----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in notes receivable from employees                                     (81,677)           (10,039)
  Acquisitions, net of cash acquired                                               (510,000)          (178,295)
  Purchase of property and equipment, net                                          (548,911)        (3,153,110)
                                                                                -----------       ------------
                Net cash used in investing activities                            (1,140,588)        (3,341,444)
                                                                                -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                                --             56,250
  Repayment of debt                                                                (184,132)        (5,137,000)
  Proceeds from long-term borrowings                                                628,849                 --
  Proceeds from issuance of preferred stock                                       1,500,000          2,000,000
  Proceeds from issuance of common stock                                          1,329,607         28,317,441
  Repurchase of common stock                                                        (20,000)                --
                                                                                -----------       ------------
                Net cash provided by (used in) financing activities               3,254,324         25,236,691
                                                                                -----------       ------------
NET (DECREASE) INCREASE IN CASH                                                    (864,111)        18,272,798
CASH AND CASH EQUIVALENTS, beginning of period                                    3,643,439         14,060,284
                                                                                -----------       ------------
CASH AND CASH EQUIVALENTS, end of period                                        $ 2,779,328       $ 32,333,082
                                                                                ===========       ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes                                                      $        --       $         --
                                                                                ===========       ============
Cash paid for interest                                                          $    44,539       $     22,351
                                                                                ===========       ============
Stock subscription receivable                                                   $    50,000       $         --
                                                                                ===========       ============
Acquisitions of property and equipment through capital leases                   $        --       $    948,232
                                                                                ===========       ============

        The accompanying notes are an integral part of these statements.

                              TOWNE SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.  ORGANIZATION AND BACKGROUND

         Towne Services, Inc. ("Towne Services" or the "Company") provides services and products that process sales and payment information and related financing transactions for small businesses and community banks in the United States. The Company delivers these services and products online via an electronic hub, or gateway, that links business and bank customers with the Company and other providers of products and services that can benefit these customers. The Company uses this electronic gateway to deliver a variety of business and management solutions using internet and telecommunication connections. The primary business capabilities we offer our customers include a virtual credit card system and a merchandise forecasting system.

         The virtual credit card system processes the in-house credit transactions of small businesses and includes an automated receivables management system that allows banks to quickly finance the working capital needs of their small business customers. Towne Services' merchandise forecasting system processes sales and inventory transactions of small businesses which allow small business owners greater control over inventory levels and the ability to make better inventory purchase decisions, in an effort to improve cashflow and operating margins.

          The Company's automated asset management systems are TOWNE CREDIT(R), which processes consumer credit transactions for small and medium size retail merchants, TOWNE FINANCE(R) and CASHFLOW MANAGER(SM), which process business-to-business credit transactions for small commercial businesses, and RMSA Forecast System, which processes sales and inventory transactions and provides merchandising information for small specialty retail stores. Through the use of the Company's products and services, small businesses can automate certain manual processes, accelerate cash flow, provide better customer service, reduce paperwork and shift many other administrative burdens to Towne Services.

2.  BASIS OF PRESENTATION

UNAUDITED INTERIM FINANCIAL INFORMATION

         The accompanying consolidated financial statements for the three and six months ended June 30, 1998 and 1999 are unaudited. The historical financial information has been restated for the effects of the acquisition of Forseon Corporation that was accounted for as a pooling of interests. In the opinion of the management of the Company, these financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial statements. Certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three and six months ended June 30,

1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 or for any other future periods.

3.  NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for periods beginning after December 15, 1997. The Company adopted SFAS No. 130 effective January 31, 1998. The adoption of SFAS No. 130 did not have a material impact on the Company's financial statements, as comprehensive income did not differ from the reported net loss.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

4.  PUBLIC OFFERING

         In June 1999, the Company completed a secondary public offering of 4,500,000 shares of common stock at an offering price to the public of $7.125 per share. The total proceeds from the public offering, net of underwriting discounts and offering expenses, were approximately $28.0 million.

5.  REVENUE RECOGNITION

         The Company functions as a service bureau whereby customers process transactions utilizing the Company's software on an outsourced basis. The Company's revenues are generated primarily through initial set-up fees, recurring monthly transaction processing fees and software license fees. Revenues related to the initial set-up fee are recognized upon execution of the related contract. Revenues are deferred for contracts that contain certain cancellation clauses and/or return guarantees until the guarantee period is expired. Transaction fees are recognized on a monthly basis as earned. Revenues related to software license fees are recognized in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2"), as amended. The Company also leases point of sale terminal equipment to certain customers under month-to-month operating leases. Such operating lease revenues are recognized on a monthly basis as earned.

5.  ACQUISITIONS

         In June 1999, the Company acquired Forseon Corporation ("Forseon"), a company based in Riverside, California. Forseon provides products and services for retail businesses that process inventory, accounts receivable and point of sale transaction information and generate merchandise forecasts and management reports. Towne issued a total of 2,075,345 shares of its common stock in exchange for all outstanding stock and options to acquire stock in Forseon. The merger was accounted for as a pooling of interests. Ten percent of the Towne common stock has been held back in escrow to satisfy the indemnification obligations of Forseon stockholders under the merger agreement. The Company incurred approximately $2.3 million in expenses related to the acquisition of Forseon.

6.  LONG TERM DEBT OBLIGATIONS

         In June 1999, the Company entered into a five year capital lease obligation with Synovus Leasing Company to finance the purchase of office furniture and fixtures. The capital lease obligation of $633,000 includes interest expense of $122,000, or 8.75%, of the principal. The amount of the minimum monthly lease obligation, consisting of principal and interest, is $11,000.

         In June 1999, the Company entered into a five year capital lease obligation with NEC America, Inc. to finance the purchase of office telecommunications equipment. The capital lease obligation of $546,000 includes interest expense of $104,000, or 8.61%, of the principal. The amount of the minimum monthly lease obligation, consisting of principal and interest, is $9,000.

7.  SHAREHOLDERS' EQUITY

         In June 1999, the Company sold 20,000 shares of Series B Preferred Stock and issued a warrant to purchase 30,000 shares of the Company's common stock to Synovus Financial Corporation for $2,000,000. The shares are convertible into common stock at a conversion price equal to $9.08. The Series B Preferred Stock is redeemable at any time on or after June 30, 2002 at the option of the Company for cash, in whole or part, on at least 10 business days but not more than 90 calendar days' notice. The Company allocated $1,880,000 to the preferred stock based on the relative fair value at the date of issuance.

         The holders of the Series B Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared by the Board of Directors out of any funds legally available therefor at the rate of $2.00 per share of Series B Preferred Stock per quarter. Dividends are payable quarterly on March 31, June 30, September 30 and December 31 in each year. Dividends accrue on each share of Series B Preferred Stock beginning June 1999 and accrue from day to day, whether or not earned or declared and whether or not there are funds legally available for the payment of such dividends. Any accumulation of dividends on the Series B Preferred Stock does not bear interest.

         The warrant allows Synovus to purchase 30,000 shares of the Company's common stock for $9.08 per share and is exercisable beginning 12 months after the issue date. The term of the warrant is 5 years. The Company allocated $120,000 to the warrant based on the relative fair value of the warrant using the Black-Scholes pricing method.

8.  SUBSEQUENT EVENTS

         On July 20, 1999, 675,000 shares of common stock were issued and sold by the Company pursuant to an underwriters' over-allotment provision in connection with the public offering in June 1999. The Company received proceeds of $4.6 million, which increased the total proceeds from the public offering, net of underwriting discounts and offering expenses, to approximately $32.6 million.

         On July 20, 1999, the Company acquired all of the issued and outstanding stock of Imaging Institute, Inc. ("III"), a Bloomington, Minnesota-based company, for approximately $1.0 million cash and the issuance of up to 81,016 shares of the Company's common stock. Founded in 1996, III is a developer and retailer of document imaging and archiving products. III's main products include AUGUSTA and EzVIEW VAULT(TM), which offer unique and functional document management solutions tailored for small to medium size businesses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Report contains several "forward-looking statements" concerning Towne Services' operations, performance, prospects, strategies and financial condition, including its future economic performance, intent, plans and objectives and the likelihood of success in developing and expanding its business. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond the control of Towne Services. Words such as "may," "would," could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate" are meant to identify such forward-looking statements. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

- Towne's limited operating history and whether it will be able to achieve or maintain profitability or any other specific operating results expected by public market analysts;
- Whether Towne can successfully integrate the operations of companies it acquires, including those of Forseon and III;
- whether Towne can attract and retain sales and marketing personnel or enter new marketing alliances to grow its business;
- whether Towne can obtain, continue and manage growth or execute agreements with new customers;
- whether the market will accept new products and enhancements from Towne, including those acquired as a result of the Forseon and III transactions;
-    increased competition;
- the unknown effects of possible system failures and rapid changes in technology; and
- other factors discussed in this report and in Towne's registration statements on Form S-1 (No. 333-76859) as declared effective by the Securities and Exchange Commission on June 23, 1999 and Form S-4 (No. 333-76493) as declared effective by the Securities and Exchange Commission on June 10, 1999, including the "Risk Factors" section contained therein.

OVERVIEW

         Towne establishes an electronic gateway that links its business and bank customers with Towne and other providers of products and services. We currently generate revenues through the deployment and use of four primary products and ancillary services: TOWNE CREDIT(R), TOWNE FINANCE(R), CASHFLOW MANAGER(SM), and RMSA Forecast System. With each of these products, we generate initial set-up fees, discount fees and recurring monthly transaction processing fees. Management believes the prices charged for both the initial set-up fees and the recurring transaction fees are based upon the relative fair value of the related services provided. Accordingly, we recognize these fees as the related services are provided.

         Set-up fees include charges for installation, implementation and training of our bank and business customers. Set-up fees charged to each bank vary depending on the asset size of the bank and the number of communities served. We also charge set-up fees to our business customers based either upon a flat rate or upon the expected transaction volume.

         With each of our transaction processing products, our business customer pays a discount fee to its bank equal to a percentage of the value of each transaction processed. In addition, the business' customer pays to the bank interest and fees for amounts owed on account. We generate recurring revenue by collecting a portion of the discount fee and, if applicable, interest paid on these accounts, as well as by charging monthly transaction processing fees. Monthly transaction processing fees include charges for electronic processing, statement rendering and mailing, settling payments, recording account changes and new accounts, leasing and selling point of sale terminals, telephone and software support services, rental fees and collecting debts.

         Other revenues include charges for software license fees, maintenance agreements, the sale of hardware and equipment and marketing materials and supplies.

         Costs of processing, servicing and support include installation costs for our products and costs related to customer service, information systems personnel and installation services.

         Research and development expenses consist of salary and related personnel costs, including costs for employee benefits, computer equipment and support services used in product and technology development. We believe that our research and development expenditures, which aid in the design of new products and product enhancements to respond to changes in customer demand, are essential for obtaining and retaining a leadership position in our marketplace. Most research and development expenditures are expensed as incurred; however, we have capitalized certain development costs under Statement of Financial Accounting Standards ("SFAS") No. 86 when the products reached technological feasibility.

         Sales and marketing expenses consist primarily of salaries and commissions, travel expenses, advertising costs, trade show expenses and costs of marketing materials. These expenses also include the costs incurred to develop our indirect marketing channels.

         In June 1999, we completed a secondary public offering of 4,500,000 shares of common stock at an offering price to the public of $7.125 per share. The total proceeds from the public offering, net of underwriting discounts and offering expenses, were approximately $28.0 million.

         In June 1999, we acquired Forseon Corporation ("Forseon"), a company based in Riverside, California. Forseon provides products and services for retail businesses that process inventory, accounts receivable and point of sale transaction information and generate merchandise forecasts and management reports. We issued a total of 2,075,345 shares of our common stock in exchange for all outstanding stock and options to acquire stock in Forseon. The merger was accounted for as a pooling of interests. Ten percent of the Towne common stock has been held back in escrow to satisfy the indemnification obligations of Forseon stockholders under the merger agreement. We incurred approximately $2.3 million in expenses related to the acquisition of Forseon.

         We had net losses of approximately $1.6 million and $3.5 million for the three months ended June 30, 1998 and 1999, respectively. For the six months ended June 30, 1998 and 1999, we had net losses of approximately $9.8 million and $5.0 million, respectively. As of December 31, 1998, we had an accumulated deficit of $24.2 million. Approximately $12.9 million resulted from one-time non-cash charges, and $2.3 million of this accumulated deficit resulted from a one-time charge relating to employee termination agreements subsequent to the purchase of Banking Solutions, Inc. in December 1998. As of June 30, 1999, this accumulated deficit was $29.2 million.

         Our total revenues were $7.4 million and $15.5 million for the six months ended June 30, 1998 and 1999, respectively. We have experienced net losses of $9.8 million and $5.0 million in each of these periods, respectively and expect to continue to incur losses for the foreseeable future. The number of our employees at June 30, 1998 was 177, compared to 319 employees at June 30, 1999. We currently intend to expand our sales and marketing operations, to invest more in product research and development, to pursue strategic acquisitions and to improve our internal operating and financial infrastructure, all of which will increase our operating expenses.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 AND 1999

         Revenues. Towne's revenues increased from $3.8 million for the three months ended June 30, 1998 to $7.9 million for the three months ended June 30, 1999. During these two periods, recurring revenues accounted for approximately 73% and 67% of total revenues, respectively. Set-up fees accounted for approximately 19% and 14% of total revenues, respectively. Other revenues accounted for approximately 8% and 19% of total revenues, respectively. The increase in revenues during these periods is attributed primarily to an increase in transaction processing revenues and set up fees as a result of the increase in the number of customers. The increase in other revenues is primarily a result of an increase in software license fee revenues.

         Costs of Processing, Servicing and Support. Costs of processing, servicing and support increased from $996,000 for the three months ended June 30, 1998 to $1.6 million for the three months ended June 30, 1999. These costs were approximately 26% and 20% of revenues, respectively, for these two periods. The dollar amount of costs of processing, servicing and support increased as a result of the addition of new customers and additional services and support functions necessary to support Towne's growth, including as a result of its acquisitions. Towne anticipates that these costs will continue to increase as new customers are added. Costs of processing, servicing and support decreased as a percentage of revenue as a result of substantially increased revenues and improved operating efficiencies.

         Research and Development. Research and development expenses decreased from $265,000 for the three months ended June 30, 1998 to $207,000 for the three months ended June 30, 1999. Research and development expenses represented approximately 7% and 3% of revenues, respectively, during these two periods. We do not expect to incur significant costs to make our products year 2000 compliant because we believe our products are currently designed to properly function through and beyond the year 2000. See "--Effects of the Year 2000."

         Sales and Marketing. Sales and marketing expenses increased from $2.9 million for the three months ended June 30, 1998 to $4.9 million for the three months ended June 30, 1999. Sales and marketing expenses were approximately 75% and 62% of revenues, respectively, during these two periods. The increase in the dollar amount of these expenses is primarily the result of significant increases in the number of sales personnel in remote locations, related travel expenses and costs for marketing materials used to recruit potential bank and business customers. Towne anticipates that sales and marketing expenses will continue to increase as it continues to expand its direct sales and marketing force and hires additional personnel to promote its indirect sales channels. Costs of sales and marketing decreased as a percentage of revenue as a result of substantially increased revenues and improved operating efficiencies.

         Stock Compensation Expense. Stock compensation expense was $36,000 for the three months ended June 30, 1998 and $36,000 for the three months ended June 30, 1999. In the first quarter of 1998, Towne sold shares of common stock and issued options to acquire common stock at what management believed to be the fair market value of the common stock at that time. Towne retained an independent appraiser who subsequently valued the common stock at a higher price. The Company will record approximately $727,000 ($145,000 per year) of compensation expense over the five year vesting period of the options.

         Acquisition Expense. The Company incurred approximately $2.3 million of expenses related to the acquisition of Forseon Corporation in June 1999.

         General and Administrative. General and administrative expenses increased from $1.2 million for the three months ended June 30, 1998 to $2.7 million for the three months ended June 30, 1999. These costs represented approximately 30% and 34% of revenues, respectively, for these two periods. The increase in the dollar amount of these expenses was the result of increases in costs associated with executive and administrative expenses related to our growth, costs related to acquisitions, writeoffs of uncollectible accounts receivable and additional costs incurred for relocation to our new office facility. Also, Towne incurred additional costs related to being a public company, including annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and professional services fees. We anticipate that general and administrative expenses will continue to increase in the near future as Towne upgrades internal and financial reporting systems to enhance management's ability to obtain and analyze information about its operations.

         Interest (Income) Expense, Net. Towne reported net interest expense of $77,000 for the three months ended June 30, 1998 and net interest income of $41,000 for the three months ended June 30, 1999. Net interest expense decreased as a result of the repayment of debt obligations and net interest income increased as a result of earnings on investments of cash proceeds received from the initial public offering.

         Income Taxes. As of December 31, 1998, Towne Services had net operating losses ("NOLs") of approximately $17.6 million for federal tax purposes, which will expire beginning in 2011 if not utilized. In connection with the acquisition of Forseon Corporation, Towne recognized income tax benefits in the amounts of $0 and $240,000 for the periods ended June 30, 1998 and June 30, 1999, respectively.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1999

         Revenues. The Company's revenues increased from $7.4 million for the six months ended June 30, 1998 to $15.4 million for the six months ended June 30, 1999. During these two periods, recurring revenues accounted for approximately 75% and 69% of total revenues, respectively. Set-up fees accounted for approximately 16% and 17% of total revenues, respectively. Other revenues accounted for approximately 9% and 14% of total revenues, respectively. The increase in other revenues is primarily a result of an increase in software license fee revenues.

         Costs of Processing, Servicing and Support. Costs of processing, servicing and support increased from $1.9 million for the six months ended June 30, 1998 to $3.1 million for the six months ended June 30, 1999. These costs were approximately 26% and 20% of revenues, respectively, for these two periods. Towne anticipates that these costs will continue to increase as new customers are added.

         Research and Development. Research and development expenses decreased from $541,000 for the six months ended June 30, 1998 to $456,000 for the six months ended June 30, 1999. Research and development expenses represented approximately 7% and 3% of revenues, respectively, during these two periods.

         Sales and Marketing. Sales and marketing expenses increased from $5.3 million for the six months ended June 30, 1998 to $10.2 million for the six months ended June 30, 1999. Sales and marketing expenses were approximately 72% and 66% of revenues, respectively, during these two periods.

         Stock Compensation Expense. Stock compensation expense was $6.0 million for the six months ended June 30, 1998 and $73,000 for the six months ended June 30, 1999. In addition, the Company will record approximately $727,000 ($145,000 per year) of compensation expense over the five year vesting period of options issued to management.

         Acquisition Expense. The Company incurred approximately $2.3 million of expenses related to the acquisition of Forseon Corporation in June 1999.

         General and Administrative. General and administrative expenses increased from $3.0 million for the six months ended June 30, 1998 to $4.7 million for the six months ended June 30, 1999. These costs represented approximately 41% and 30% of revenues, respectively, for these two periods. The Company anticipates that the dollar amount of these general and administrative expenses will continue to increase in the near future as it upgrades internal and financial reporting systems to enhance management's ability to obtain and analyze information about its operations.

         Interest (Income) Expense, Net. Towne reported net interest expense of $152,000 for the six months ended June 30, 1998 and net interest income of $113,000 for the six months ended June 30, 1999. Net interest expense decreased as a result of the repayment of debt obligations and net interest income increased as a result of earnings on investments of cash proceeds received from the initial public offering.

         Income Taxes. As of December 31, 1998, Towne Services had NOLs of approximately $17.6 million for federal tax purposes, which will expire beginning in 2011 if not utilized. Towne recognized income tax benefits in the amounts of $34,000 and $354,000 for the six months ended June 30, 1998 and June 30, 1999, respectively.

         During Towne's short history, our operating results have varied significantly and are likely to fluctuate significantly in the future as a result of a combination of factors. These factors include:

    - whether or not the market accepts our current and future products and services;
    - whether new competitors emerge or existing competitors gain market share faster than we do;
    - whether new technologies are developed which make our systems outdated or obsolete;
    - whether costs of doing business increase as a result of higher wages, sales commissions, taxes and other operating costs;
    - whether seasonal trends in consumer purchasing impact the volume of transactions processed; and
    - general economic factors and the impact of potential acquisitions to our operations.

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

Liquidity and Capital Resources

         Since its inception, Towne has financed its operations primarily through sales of its equity securities in private placements, its initial public offering, its follow-on offering and through credit facilities. Through December 1997, Towne received aggregate net proceeds of $4.3 million from the sale of its common stock. In March 1998, Towne received net proceeds of $1.5 million from the sale of its Series A Preferred Stock in a private placement. In July 1998, Towne received net proceeds of $27.0 million from the initial public offering of its common stock. In June 1999, Towne received net proceeds of $28.0 million from its follow on offering of its common stock and $2.0 million from the sale of its Series B preferred stock in a private placement.

         In June 1999, the Company entered into a five year capital lease obligation with Synovus Leasing Company to finance the purchase of office furniture and fixtures. The capital lease obligation of $633,000 includes interest expense of $122,000 or 8.75% of the principal. The amount of the minimum monthly lease obligation, consisting of principal and interest, is $11,000.

         In June 1999, the Company entered into a five year capital lease obligation with NEC America, Inc. to finance the purchase of office telecommunications equipment. The capital lease obligation of $546,000 includes interest expense of $104,000 or 8.61% of the principal. The amount of the minimum monthly lease obligation, consisting of principal and interest, is $9,000.

         Net cash used in operating activities was approximately $3.0 million for the six months ended June 30, 1998 and $3.6 million for the six months ended June 30,1999. Net cash used in operating activities for the six months ended June 30, 1998 represents a $9.8 million net loss partially offset by a $490,000 increase in accounts payable and accrued expenses, a $422,000 growth in accounts receivable, a $198,000 increase in prepaid expenses and other assets and a $378,000 decrease in stock subscriptions receivable. Net cash used in operating activities for the six months ended June 30, 1999 represents a $5.0 million net loss partially offset by a $3.6 million increase in accounts payable and accrued expenses, a $2.7 million increase in accounts receivable and a $947,000 increase in prepaid expenses and other assets.

         Net cash used in investing activities was approximately $1.1 million for the six months ended June 30, 1998 and $3.3 million for the six months ended June 30, 1999. Net cash used in investing activities for the six months ended June 30, 1998 represents an increase of $82,000 in notes due from shareholders, $510,000 to acquire certain assets and liabilities of Credit Collection Solutions, Inc. and $549,000 for the purchases of computer equipment and other capital equipment used in conducting Towne's business. Net cash used in investing activities for the six months ended June 30, 1999 represents an increase of $10,000 in notes receivable due from employees, $178,000 related to acquisition expenses and $3.2 million for the purchase of computer equipment and other capital equipment used in conducting Towne's business.

         Net cash provided by financing activities was $3.3 million and $25.2 million for the six months ended June 30, 1998 and 1999, respectively. Net cash provided by financing activities for the six months ended June 30, 1998 consisted primarily of $2.8 million of proceeds from the issuance of securities, a three year note payable for $144,000 and a short term note payable for $500,000. Net cash used in financing activities for the six months ended June 30, 1999 consisted primarily of $5.0 million for the repayment of outstanding short term debt obligations, $56,000 of proceeds from stock option exercises and $30.0 million of proceeds from the issuance of securities.


EFFECTS OF THE YEAR 2000

         Our business and customer relationships rely on computer software programs, internal operating systems and telephone and other network communications connections. If any of these programs, systems or network connections are not programmed to recognize and properly process dates after December 31, 1999 (the "Year 2000" issue), significant system failures or errors may result which could have a material adverse effect on the business, financial condition, or results of operations of both our company and the affected customers. We have conducted tests on our proprietary point of sale terminals, network connections and transaction processing software and believe that our TOWNE CREDIT, TOWNE FINANCE, CASHFLOW MANAGER, and COLLECTION WORKS products and network connections we maintain are able to process dates after December 31, 1999. We rely on several information technology systems including the Charter System software, which is licensed to customers, and our mainframe-based forecasting system. We have completed the remediation and testing of the Charter System, and 98% of our Charter System clients are now using the remediated version. The remaining 2% of our Charter System clients are unable to use the remediated version at this time because they have not completed necessary hardware upgrades. We believe the mainframe-based forecasting system we employ in our forecasting services has been remediated. The Year 2000 compliance testing on the mainframe based forecasting system was completed on July 1, 1999 and the software is in production.

         We transmit data to and from our clients electronically. We have tested these electronic data transmissions and reasonably expect that they will function normally after December 31, 1999; however, a failure of these data transmissions could negatively impact our ability to operate. We also use certain third party software such as Microfocus software development tools and Windows(R) in our operations. We have not yet assessed whether third party software presents a Year 2000 risk. We plan to complete such assessment by September 1, 1999. We have completed assessment of our workstations and have determined that approximately 30 workstations require replacement due to Year 2000 problems. The costs of replacement workstations and programming are estimated to be $100,000.

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

         We supply point of sale terminals and other products needed to run our processing systems to our customers and have not tested any other products or systems used in our customers' businesses. If our customers do not successfully address Year 2000 issues in their operations and, as a result, experience temporary or permanent interruptions in their businesses, we may lose revenues from these customers, which could have a material adverse effect on our business, financial condition and results of operations. We believe that many financial institutions and small businesses, including our customers, are still in the preliminary stages of analyzing their systems for Year 2000 issues. It is impossible to estimate the potential expenses involved or delays which may result from the failure of these institutions and third parties to resolve their Year 2000 issues in a timely manner and there can be no assurance that such expenses, failures or delays will not have a material adverse effect on our business, financial condition or results of operations.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 will not have a material impact on our financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in foreign currency exchange rates.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  In June 1999, the Company sold 20,000 shares of its Series B Preferred Stock and issued a warrant to acquire 30,000 shares of its common stock to Synovus Financial Corporation. The Company received $2,000,000 and executed a strategic customer agreement with Synovus in connection with this transaction. The shares are convertible into common stock at a conversion price equal to $9.08. The Series B Preferred Stock is redeemable at any time on or after June 30, 2002 at the option of the Company for cash, in whole or part, on at least 10 business days but not more than 90 calendar days' notice. The holders of the Series B Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared by the Board of Directors out of any funds legally available therefor at the rate of $2.00 per share of Series B Preferred Stock per quarter. Dividends will be payable quarterly on March 31, June 30, September 30 and December 31 in each year. Dividends accrue on each share of Series B Preferred Stock beginning June 1999 and accrue from day to day, whether or not earned or declared and whether or not there are funds legally available for the payment of such dividends. Any accumulation of dividends on the Series B Preferred Stock does not bear interest. The warrant allows Synovus to purchase 30,000 shares of the Company's common stock for $9.08 per share and is exercisable beginning 12 months after the issue date. The term of the warrant is 5 years. The Company relied upon the exemptions from registration under Section 4(2) of the Securities Act of 1933, including Regulation D and the guidance and interpretations issued by the Staff of the Securities and Exchange Commission thereunder in making these sales to a qualified institutional buyer.

                  On July 30, 1998 the Company's initial public offering was declared effective by the Securities and Exchange Commission. In this offering, the Company sold 3,850,000 shares of common stock at $8.00 per share. The Company received proceeds of $27.0 million (net), after deducting underwriting discounts of $2.2 million and expenses related to the offering. Upon completion of the initial public offering, all outstanding shares of Series A Preferred Stock were converted to 1,217,903 shares of common stock and warrants for 308,982 shares of common stock were exercised.

                  The Company used all of the proceeds of its initial public offering during the period from July 30, 1998 to June 30, 1999, as follows:

                  1. $2.2 million for the repayment of indebtedness outstanding under the Company's loan facility with Sirrom Investments, Inc., and the Company's loan from Citizens Bank.
                  2. $11.8 million for working capital and general corporate purposes.
                  3. $13.0 million related to the acquisition of Banking Solutions consisting of $10.7 million related to the purchase of goodwill and $2.3 million related to employee termination agreements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of the Shareholders of the Company was held on May 21, 1999 for the following purposes:

                  1. to elect four Class I directors to serve for three year terms and to elect one Class III director to serve for a two year term
                  2. to consider and act upon the proposal to amend the Company's Articles of Incorporation to increase the maximum size of the board from 12 to 15 directors;
                  3. to consider and act upon the proposal to adopt the Company's Director Stock Option Plan and to reserve for issuance thereunder 250,000 shares; and
                  4.       to ratify the appointment of Arthur Andersen LLP as
                           the Company's independent auditors for 1999.

                  Only shareholders of record at the close of business on April 15, 1999 were entitled to vote at the Annual Meeting. Proxies for the meeting were solicited pursuant to the Georgia Business Corporation Code, and there was no solicitation in opposition to management's solicitations.

                  Proxies and ballots were received from the holders of 16,235,191 shares of the Company's common stock, representing 82.1% of the outstanding shares of common stock.

         The results were as follows:

                  1. The four individuals nominated to serve as Class I directors and the one individual nominated to serve as a Class III director were elected with the number of votes for and withheld as indicated below:

                  CLASS I                              FOR         WITHHELD
                  ---------------------             ----------     --------
                  Frank W. Brown                    16,226,791      8,400
                  J. Stanley Mackin                 16,226,791      8,400
                  J. Daniel Speight, Jr.            16,226,791      8,400
                  Bahram Yusefzadeh                 16,226,791      8,400

                  CLASS III
                  ---------------------
                  John D. Schneider, Jr.            16,228,691      6,500

                  Continuing as directors are:
                  G. Lynn Boggs
                  Frank W. Brown
                  John W. Collins
                  Richardson M. Roberts
                  Joe M. Rodgers
                  Glenn W. Sturm
                  J. Stephen Turner

         Also, the shareholders approved the following matters with the number of votes below:

                                                             FOR          AGAINST        ABSTAIN
                                                          ----------     ---------       -------
         2.       The proposal to amend the Company's
                      Articles of Incorporation           16,057,537       164,830        12,824

         3.       The proposal to adopt the Company's
                      Director Stock Option Plan          14,990,591     1,244,600             0


         4.       The proposal to ratify the Company's
                      appointment of Arthur Andersen LLP  16,227,847             0         7,344


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)       EXHIBITS

2.1 Agreement and Plan of Merger by and among Towne Services, Inc., TSI Acquisition One, Inc., Forseon Corporation and certain of the stockholders of Forseon Corporation dated as of March 25, 1999.**

2.2      Escrow Agreement dated June 19, 1999 by and among Towne Services,
         Inc., Dan Paul and Allen Merrill, each in their capacity as a Stockholder Representative, and First Union National Bank.
3.1 Amended and Restated Articles of Incorporation, as filed with the Secretary of the State of Georgia on July 29, 1998.*
3.2      Amended and Restated Bylaws, effective May 19,1998.*
3.3 Articles of amendment to the Amended and Restated Articles of Incorporation of Towne Services Inc., as filed with the Secretary of State of Georgia on May 21, 1999.*
3.4 Amendment to the Amended and Restated Bylaws of Towne Services Inc., effective May 21, 1999.*
3.5 Articles of Amendment to the Amended and Restated Articles of Incorporation of Towne Services Inc., as filed with the Secretary of State of Georgia on June 11, 1999.*
4.1 See Exhibits 3.1 through 3.5 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company.
10.1 Sublease agreement by and among Technology Park/Atlanta, Inc. and Towne Services dated March 9, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 7, 1999).
10.2 Director Stock Option Plan, adopted April 15, 1999 (incorporated by reference to Appendix B to the Company's definitive Proxy Statement for its 1999 Annual Meeting filed on April 26, 1999).
10.3     Stock Purchase Warrant by and between Towne Services Inc., and
         Synovus Financial Corporation dated June 16, 1999.
27.1     Financial Data Schedule (for SEC use only).

-----------------

* Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (No. 333-76859) as declared effective by the Securities and Exchange Commission on June 23, 1999.

** Incorporated by reference to the exhibits to the Company's Registration
   Statement on Form S-4 (No. 333-76493) as declared by effective by the Securities and Exchange Commission on June 10, 1999.

B)       REPORTS ON FORM 8-K

         Form 8-K (No. 000-24695) filed with SEC on April 6, 1999 to report the signing of Agreement and Plan of Merger by and among Towne Services, Inc., Forseon Corporation and certain shareholders of Forseon on March 26, 1999.

         Form 8-K (No. 000-24695) filed with SEC on July 13, 1999 to report the completion of the merger of Towne Services, Inc. with Forseon Corporation, effective on June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TOWNE SERVICES, INC.



August 13, 1999               /s/  Drew W. Edwards
---------------               -------------------------------------------------
Date                          Drew W. Edwards
                              Chairman of the Board and Chief Executive Officer
                              (principal executive officer)


August 13, 1999               /s/ Bruce F. Lowthers, Jr.
---------------               -------------------------------------------------
Date                          Bruce F. Lowthers, Jr.
                              Chief Financial Officer
                              (principal financial and accounting officer)