Form 10-Q
period 1999-09-30
TOWNE SERVICES INC
filed 1999-11-12
CIK 1061762

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1999.

                                       Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________, 19____ .

                       Commission file number : 000-24695
                                                ---------


                            ----------------------


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

                                 (678) 475-5200
              (Registrant's telephone number, including area code)

                                      N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant: has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days Yes [X] No [ ].

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 27,197,322 shares outstanding at November 12, 1999.

===============================================================================

                              TOWNE SERVICES, INC.
                               INDEX TO FORM 10-Q

                                                                                             PAGE
                                                                                             ----

PART I            CONDENSED CONSOLIDATED FINANCIAL
                  INFORMATION

 Item 1.          Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  December 31, 1998 and September 30, 1999                                     3

                  Condensed Consolidated Statements of Operations for the Three
                  Months and Nine Months ended September 30, 1998 and 1999                     4

                  Condensed Consolidated Statements of Cash Flows for the Nine
                  Months ended September 30, 1998 and 1999                                     5

                  Notes to Condensed Consolidated Financial Statements                         6

 Item 2.          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                   10

 Item 3.          Quantitative and Qualitative Disclosure About
                  Market Risk                                                                 20

PART II           OTHER INFORMATION

 Item 1.          Legal Proceedings                                                           22

 Item 2.          Changes in Securities and Use of Proceeds                                   22

 Item 3.          Defaults upon Senior Securities                                             22

 Item 4.          Submission of Matters to a Vote of Security Holders                         22

 Item 5.          Other Information                                                           22

 Item 6.          Exhibits and Reports on Form 8-K                                            23

                                    PART I.
                  CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1998 AND SEPTEMBER 30, 1999

                              TOWNE SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1998 AND SEPTEMBER 30, 1999

                                                                                               DECEMBER 31,        SEPTEMBER 30,
                                                                                                   1998               1999
                                                                                             -----------------------------------
                                                                                                         (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                    $14,060,284         $26,159,535
  Investments                                                                                           --             850,000
  Accounts receivable, net of allowance
     for uncollectible accounts of $415,065 and $593,549
     at December 31, 1998 and September 30, 1999, respectively                                   4,338,478           6,355,447
  Notes receivable from employees                                                                  167,305             263,928
  Other                                                                                            393,732           1,190,805
                                                                                               -----------         -----------
       Total current assets                                                                     18,959,799          34,819,715
                                                                                               -----------         -----------

PROPERTY AND EQUIPMENT, net                                                                      3,452,987           9,782,841
NOTES RECEIVABLE FROM EMPLOYEES                                                                     81,565             752,030
GOODWILL, net                                                                                   14,955,414          16,127,470
OTHER INTANGIBLES, net                                                                           1,134,614           1,055,698
OTHER ASSETS, net                                                                                  100,249              86,855
                                                                                               -----------         -----------
                                                                                               $38,684,628         $62,624,609
                                                                                               ===========         ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                             $   221,763         $ 1,760,232
  Accrued liabilities                                                                            1,511,148           1,948,299
  Accrued compensation                                                                           1,198,391           1,459,125
  Accrued termination costs                                                                        497,910             292,819
  Current portion of long-term debt                                                              5,274,000             226,573
                                                                                               -----------         -----------
     Total current liabilities                                                                   8,703,212           5,687,048
                                                                                               -----------         -----------

LONG TERM DEBT                                                                                      55,000           1,089,441

REDEEMABLE COMMON STOCK                                                                            534,000                  --

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value; 20,000,000 shares authorized, 0 and 20,000
    issued and outstanding at December 31, 1998 and September 30, 1999, respectively                    --           1,880,000
  Common stock, no par value; 50,000,000 shares authorized, 19,651,390 and
     27,197,322 issued and outstanding December 31, 1998 and September 30,
     1999, respectively                                                                         53,520,084          87,475,520
  Warrants outstanding                                                                              41,000             161,000
  Accumulated deficit                                                                          (24,168,668)        (33,668,400)
                                                                                               -----------         -----------
     Total shareholders' equity                                                                 29,392,416          55,848,120
                                                                                               -----------         -----------
                                                                                               $38,684,628         $62,624,609
                                                                                               ===========         ===========

      The accompanying notes are an integral part of these balance sheets.

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
                       ENDED SEPTEMBER 30, 1998 AND 1999


                              TOWNE SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

                                                                           FOR THE THREE                     FOR THE NINE
                                                                           MONTHS ENDED                      MONTHS ENDED
                                                                           SEPTEMBER 30,                     SEPTEMBER 30,
                                                                    ------------------------------------------------------------
                                                                        1998            1999            1998            1999
                                                                    ----------------------------    ----------------------------
                                                                             (UNAUDITED)                     (UNAUDITED)

REVENUES                                                            $  4,587,330    $  7,250,689    $ 11,993,865    $ 22,678,117

COSTS AND EXPENSES:
  Costs of processing, servicing and support                           1,109,741       2,094,957       3,040,576       5,210,813
  Research and development                                               300,068          79,784         843,079         535,993
  Sales and marketing                                                  3,661,355       5,158,645       8,982,783      15,407,199
  Stock compensation expense                                              36,338          36,339       6,044,267         109,017
  Employee severance expense                                                  --       1,325,193              --       1,325,193
  Acquisition expense                                                         --              --              --       2,343,316
  General and administrative                                           1,047,412       3,273,682       4,048,602       7,972,221
                                                                    ------------    ------------    ------------    ------------
     Total costs and expenses                                          6,154,914      11,968,600      22,959,307      32,903,752
                                                                    ------------    ------------    ------------    ------------
OPERATING LOSS                                                        (1,567,584)     (4,717,911)    (10,965,442)    (10,225,635)
                                                                    ------------    ------------    ------------    ------------

OTHER EXPENSES:
  Interest (income) expense, net                                        (149,155)       (322,438)          3,877        (435,179)
  Other expense (income)                                                   3,990           3,711           4,242           3,711
  Financing costs for stock issued to nonemployees                            --              --         323,000              --
                                                                    ------------    ------------    ------------    ------------
     Total other expenses                                               (145,165)       (318,727)        331,119        (431,468)
                                                                    ------------    ------------    ------------    ------------

Loss before extraordinary loss and provision (benefit) from
  income taxes                                                        (1,422,419)     (4,399,184)    (11,296,561)     (9,794,167)
                                                                    ------------    ------------    ------------    ------------

Extraordinary loss                                                       476,239              --         476,239              --

Provision (benefit) for income taxes                                      15,000              --         (19,000)       (354,000)

NET LOSS                                                            $ (1,913,658)   $ (4,399,184)   $(11,753,800)   $ (9,440,167)
                                                                    ============    ============    ============    ============

PREFERRED STOCK DIVIDENDS                                                     --              --      (5,108,000)             --

ACCRETION OF WARRANTS WITH REDEMPTION FEATURE                           (196,975)             --        (691,972)             --


                                                                    ------------    ------------    ------------    ------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                        $ (2,110,633)   $ (4,399,184)   $(17,553,772)   $ (9,440,167)
                                                                    ============    ============    ============    ============

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
     PER COMMON SHARE:
Basic                                                               $      (0.11)   $      (0.16)   $      (1.07)   $      (0.40)
                                                                    ============    ============    ============    ============
Diluted                                                             $      (0.11)   $      (0.16)   $      (1.07)   $      (0.40)
                                                                    ============    ============    ============    ============

Weighted average common shares outstanding                            19,072,350      27,015,545      16,385,188      23,635,577
                                                                    ============    ============    ============    ============

        The accompanying notes are an integral part of these statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999


                                                                                               FOR THE NINE MONTHS
                                                                                               ENDED SEPTEMBER 30,
                                                                                    ----------------------------------------
                                                                                        1998                        1999
                                                                                    ----------------------------------------
                                                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                          $(11,753,800)               $ (9,440,167)
                                                                                    ------------                ------------
  Adjustments to reconcile net loss to net cash used in operating activities:
      Compensation expense recognized for stock option grants                          6,130,267                     378,174
      Financing costs for stock issued to nonemployees                                   323,000                          --
      Extraordinary loss                                                                 476,239                          --
      Depreciation                                                                       304,986                     937,651
      Amortization of intangibles and goodwill                                                --                   1,304,878
      Amortization of deferred financing fees                                             13,496                          --
      Amortization of debt discount                                                       33,025                          --
      Provision for doubtful accounts                                                     37,000                     564,639
      Changes in operating assets and liabilities, net of assets acquired:
           Short-term investments                                                                                   (850,000)
           Accounts receivable                                                        (1,563,380)                 (2,581,608)
           Prepaid & other assets                                                       (177,130)                   (798,181)
           Stock subscriptions receivable                                                427,500                          --
           Accounts payable                                                              171,041                   1,080,407
           Accrued liabilities                                                           950,830                     350,107
           Accrued compensation                                                         (943,297)                    219,734
           Accrued termination costs                                                          --                    (144,257)
                                                                                    ------------                ------------
                   Total adjustments                                                   6,183,577                     461,544
                                                                                    ------------                ------------
                   Net cash used in operating activities                              (5,570,223)                 (8,978,623)
                                                                                    ------------                ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in notes receivable from employees                                          (84,995)                   (767,088)
  Acquisitions, net of cash acquired                                                    (510,000)                 (2,281,035)
  Purchase of property and equipment, net                                             (1,156,040)                 (6,002,091)
                                                                                    ------------                ------------
                     Net cash used in investing activities                            (1,751,035)                 (9,050,214)
                                                                                    ------------                ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                                     --                      66,270
  Repayment of debt                                                                   (2,438,761)                 (5,373,174)
  Proceeds from long-term borrowings                                                     632,849                          --
  Proceeds from issuance of preferred stock                                            1,500,000                   2,000,000
  Proceeds from issuance of common stock                                              28,471,632                  33,434,992
  Repurchase of common stock                                                                  --                          --
                                                                                    ------------                ------------
                      Net cash provided by (used in) financing activities             28,165,720                  30,128,088
                                                                                    ------------                ------------
NET (DECREASE) INCREASE IN CASH                                                       20,844,462                  12,099,251
CASH AND CASH EQUIVALENTS, beginning of period                                         3,643,439                  14,060,284
                                                                                    ------------                ------------
CASH AND CASH EQUIVALENTS, end of period                                            $ 24,487,901                $ 26,159,535
                                                                                    ============                ============

SUPPLEMENTAL CASH FLOW INFORMATION:
                                                                                    ============                ============
Cash paid for interest                                                              $    234,058                $     29,273
                                                                                    ============                ============
Acquisitions of property and equipment through capital leases                       $         --                $  1,360,188
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

2.       BASIS OF PRESENTATION

UNAUDITED INTERIM FINANCIAL INFORMATION

         The accompanying consolidated financial statements for the three and nine months ended September 30, 1998 and 1999 are unaudited. The historical financial information has been restated for the effects of the acquisition of Forseon Corporation ("Forseon") which was accounted for as a pooling of interests. In the opinion of the management of the Company, these financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial statements. Certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999 or for any other future periods.

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

4.       PUBLIC OFFERING

         In June 1999, the Company completed a secondary public offering of 4,500,000 shares of common stock at an offering price to the public of $7.125 per share and on July 20, 1999, 675,000 shares of common stock were issued and sold by the Company pursuant to an underwriters' over-allotment provision in connection with this public offering. The total proceeds from the public offering, net of underwriting discounts and offering expenses, were approximately $33.0 million.

1.       REVENUE RECOGNITION

         The Company functions as a service bureau whereby customers process transactions utilizing the Company's software on an outsourced basis. The Company's revenues are generated primarily through initial set-up fees, recurring monthly transaction processing fees and software license fees. Revenues related to the initial set-up fees are recognized upon execution of the related contract. Revenues are deferred for contracts that contain certain cancellation clauses and /or return guarantees until the guarantee period is expired. Transaction fees are recognized on a monthly basis as earned. Revenues related to software license fees are recognized in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2"), as amended. The Company also leases point of sale terminal equipment to certain customers under month-to-month operating leases. Such operating lease revenues are recognized on a monthly basis as earned.

6.       ACQUISITIONS

         In June 1999, the Company acquired Forseon, a company based in Riverside, California. Forseon provides products and services for retail businesses that process inventory, accounts receivable and point of sale transaction information and generate merchandise forecasts and management reports. Towne issued a total of 2,075,345 shares of its common stock in exchange for all outstanding stock and options to acquire stock in Forseon. The merger was accounted for as a pooling of interests. Ten percent of the Towne common stock has been held back in escrow to satisfy the indemnification obligations of Forseon stockholders under the merger agreement. The Company incurred approximately $2.3 million in expenses related to the acquisition of Forseon.

         On July 20, 1999, the Company acquired all of the issued and outstanding stock of Imaging Institute, Inc. ("III"), a Bloomington, Minnesota-based company, for approximately $1.0 million cash and the issuance of up to 81,016 shares of the Company's common stock. III's main products include AUGUSTA and EzVIEW VAULT(TM), which offer unique and functional document imaging and archiving solutions tailored for small to medium size businesses. In connection with the purchase of III, the company has recorded goodwill in the amount of $1.9 million, which will be amortized over a five-year period.

7.       LONG TERM DEBT OBLIGATIONS

         In June 1999, the Company entered into a five-year capital lease obligation with Synovus Leasing Company to finance the purchase of office furniture and fixtures. The capital lease obligation of approximately $633,000 includes interest expense of approximately $122,000, or 8.75%, of the principal. The amount of the minimum monthly lease obligation, consisting of principal and interest, is approximately $11,000.

         In June 1999, the Company entered into a five-year capital lease obligation with NEC America, Inc. to finance the purchase of office telecommunications equipment. The capital lease obligation of approximately $546,000 includes interest expense of approximately $104,000, or 8.61%, of the principal. The amount of the minimum monthly lease obligation, consisting of principal and interest, is approximately $9,000.

         In August 1999, the Company entered into a five-year capital lease obligation with Synovus Leasing Company to finance the purchase of a generator. The capital lease obligation of approximately $510,000 includes interest expense of approximately $98,000, or 8.75%, of the principal. The amount of the minimum monthly lease obligation, consisting of principal and interest, is approximately $8,500.

8.       SHAREHOLDERS' EQUITY

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

         The holders of the Series B Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared by the Board of Directors out of any funds legally available therefore at the rate of $2.00 per share of Series B Preferred Stock per quarter. Dividends are payable quarterly on March 31, June 30, September 30 and December 31 in each year. Dividends accrue on each share of Series B Preferred Stock beginning June 1999 and accrue from day to day, whether or not earned or declared and whether or not there are funds legally available for the payment of such dividends. Any accumulation of dividends on the Series B Preferred Stock does not bear interest.

         The warrant allows Synovus to purchase 30,000 shares of the Company's common stock for $9.08 per share and is exercisable beginning 12 months after the issue date. The term of the warrant is 5 years. The Company allocated $120,000 to the warrant based on the relative fair value of the warrant using the Black-Scholes pricing method.

         In September 1999, we recognized approximately $270,000 for severance benefits relating to the early vesting of previously unvested stock options issued and outstanding for two former key employees.

9.       RELATED PARTY TRANSACTIONS

         In July 1999, the Company loaned the former Chief Executive Officer of the Company $300,000. The full recourse loan bears interest at 8.00% per annum, and is due in full in July 2004.

         In July 1999, the Company loaned the Chief Executive Officer (former Chief Operating Officer) of the Company $300,000. The full recourse loan bears interest at 8.00% per annum, and is due in full in July 2002.

         In July 1999, the Company loaned the Chief Financial Officer of the Company $100,000. The full recourse loan bears interest at 8.00% per annum, and is due in full in July 2002.

         In July 1999, the Company loaned the Executive Vice President of the Company $50,000. The full recourse loan bears interest at 8.00% per annum, and is due in full in July 2002.

         The former Chief Executive Officer received a cash payment of $1.0 million for severance benefits pursuant to the employment agreement between the executive and the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We have rounded some of the numbers in this presentation. You should read the following discussion in connection with our financial statements and related notes. This Report contains several "forward-looking statements" concerning Towne Services' operations, performance, prospects, strategies and financial condition, including its future economic performance, intent, plans and objectives and the likelihood of success in developing and expanding its business. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond the control of Towne Services. Words such as "may," "would," could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate" are meant to identify such forward-looking statements. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

-        Towne's limited operating history and whether it will be able to achieve or maintain profitability or repeat past periods of revenue growth;
-        whether Towne can successfully integrate the operations of companies it acquires, including those of Forseon and Imaging Institute Inc.;
-        whether Towne can attract and retain sales and marketing personnel or enter new marketing alliances to grow its business;
-        whether Towne can successfully transition its management and retain key members of management;
-        whether Towne can continue to grow and manage our growth;
-        whether Towne can cultivate new business relationships and execute agreements with new customers;
-        whether the market will accept new products and enhancements from
                  Towne, including those acquired as a result of the Forseon Corporation and Imaging Institute Inc. transactions;
-        increased competition;
-        the unknown effects of possible system failures, especially any failures relating to the Year 2000 issue, and rapid changes in technology; and
-        other factors discussed in this report and in Towne's registration statements on Form S-1 (No. 333-76859) as declared effective by the Securities and Exchange Commission on June 23, 1999 and Form S-4 (No. 333-76493) as declared effective by the Securities and Exchange Commission on June 10, 1999, including the "Risk Factors" sections contained therein.

OVERVIEW

         Towne establishes an electronic gateway that links its business and bank customers with Towne and other providers of products and services. We currently generate revenues through the deployment and use of four primary products: TOWNE CREDIT(R), TOWNE FINANCE(R), CASHFLOW MANAGER(SM), and RMSA Forecast System, and ancillary services related to these products. With each of these products, we generate initial set-up fees, discount fees and recurring monthly transaction processing fees. Management believes the prices charged for both the initial set-up fees and the recurring transaction fees are based upon the relative fair value of the related services provided. Accordingly, we recognize these fees as the related services are provided.

         Set-up fees include charges for installation, implementation and training of our bank and business customers. We recognize revenues related to our set-up fees upon execution of the related contract or, if appropriate, upon settlement of any contract contingencies. Set-up fees charged to each bank vary depending on the asset size of the bank and the number of communities served. Set-up fees are also charged to our business customers based either upon a flat rate or upon the expected transaction volume. Revenues are deferred for contracts that contain certain cancellation clauses or return guarantees until the cancellation or guarantee period has expired.

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

         Other revenues include non-recurring charges for software license fees, maintenance agreements, the sale of hardware and equipment and marketing materials and supplies.

         Costs of processing, servicing and support include installation costs for our products and costs related to customer service, information systems personnel and installation services.

         Research and development expenses consist of salary and related personnel costs, including costs for employee benefits, computer equipment and support services used in product and technology development. Most research and development expenditures are expensed as incurred; however, we capitalized certain development costs under Statement of Financial Accounting Standards ("SFAS") No. 86 when the products reached technological feasibility.

         Sales and marketing expenses consist primarily of salaries and commissions, travel expenses, advertising costs, trade show expenses and costs of marketing materials. These expenses also include the costs incurred to develop our indirect marketing channels.

         In June 1999, we completed a secondary public offering of 4,500,000 shares of common stock at an offering price to the public of $7.125 per share and on July 20, 1999, 675,000 shares of common stock were issued and sold pursuant to an underwriters' over-allotment provision in connection with this public offering. The total proceeds to Towne from the public offering, net of underwriting discounts and offering expenses, were approximately $33.0 million.

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

         On July 20, 1999, we acquired all of the issued and outstanding stock of Imaging Institute, Inc. ("III"), a Bloomington, Minnesota-based company, for approximately $1.0 million cash and the issuance of up to 81,016 shares of our common stock. III's main products include AUGUSTA and EzVIEW VAULT(TM), which offer unique and functional document imaging and archiving solutions tailored for small to medium size businesses. In connection with the purchase of III, we recorded goodwill in the amount of $1.9 million, which will be amortized over a five-year period.

         We had net losses attributable to common shareholders of approximately $2.1 million and $4.4 million for the three months ended September 30, 1998 and 1999, respectively. For the nine months ended September 30, 1998 and 1999, we had net losses of approximately $17.6 million and $9.4 million, respectively. As of December 31, 1998, we had an accumulated deficit of approximately $24.2 million. Approximately $12.9 million resulted from one-time non-cash charges, and $2.3 million of this accumulated deficit resulted from a one-time charge relating to employee termination agreements subsequent to the purchase of Banking Solutions, Inc. in December 1998. As of September 30, 1999, this accumulated deficit was approximately $33.7 million. During the nine months ended September 30, 1999, approximately $2.3 million of this accumulated deficit resulted from a one-time charge relating to acquisition costs, $240,000 from a one-time charge relating to a sub-lease agreement, and $1.3 million from a one-time charge relating to employee severance agreements.

         Our total revenues were approximately $12.0 million and $22.7 million for the nine months ended September 30, 1998 and 1999, respectively. We have experienced net losses of $17.6 million and $9.4 million in each of these periods, respectively, and expect to continue to incur losses for the foreseeable future. The number of our employees at September 30, 1998 was 133, compared to 344 employees at September 30, 1999. We currently intend to expand our sales and marketing operations, to invest more in product research and development, to pursue strategic acquisitions and to improve our internal operating and financial infrastructure, all of which will increase our operating expenses.

         Because of our limited operating history, management believes that period to period comparisons of our operating results are not meaningful. Although we have experienced significant revenue growth, our operating results for the third quarter ended September 30, 1999 fell below market expectations, and there can be no assurance that previous growth rates can be repeated. Therefore, our past performance should not necessarily be relied upon as an indicator of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development and relatively new and changing markets. There can be no assurance that we will be successful in addressing such risks and difficulties or that we will achieve profitability in the future.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

         Revenues. Towne's revenues increased from $4.6 million for the three months ended September 30, 1998 to $7.3 million for the three months ended September 30, 1999. During these two periods, recurring revenues accounted for approximately 69% and 78% of total revenues, respectively. Set-up fees accounted for approximately 23% and 11% of total revenues, respectively. Other nonrecurring revenues accounted for approximately 8% and 11% of total revenues, respectively. The increase in revenues during these periods is attributed primarily to an increase in transaction processing revenues and set up fees as a result of the increase in the number of customers. The increase in other nonrecurring revenues is primarily a result of an increase in software license fee revenues of our inventory management, collection works and document imaging products.

         Costs of Processing, Servicing and Support. Costs of processing, servicing and support increased from $1.1 million for the three months ended September 30, 1998 to $2.1 million for the three months ended September 30, 1999. These costs were approximately 24% and 29% of revenues, respectively, for these two periods. Costs of processing, servicing and support increased in the three months ended September 30, 1999 as compared to the same period in 1998 as a result of additional services and support functions necessary to support our growth both through the acquisition of new customers and the acquisition of complementary businesses. Towne anticipates that these costs will continue to increase as its customer base expands.

         Research and Development. Research and development expenses decreased from $300,000 for the three months ended September 30, 1998 to $80,000 for the three months ended September 30, 1999. Research and development expenses represented approximately 7% and 1% of revenues, respectively, during these two periods. Research and development costs have decreased compared to the same period in 1998 due to our reduced efforts towards the development of new products. In addition, we do not expect to incur significant research and development costs related to making our current products year 2000 compliant because we believe our products are currently designed to properly function through and beyond the year 2000. See "--Effects of the Year 2000."

         Sales and Marketing. Sales and marketing expenses increased from $3.7 million for the three months ended September 30, 1998 to $5.2 million for the three months ended September

30, 1999. Sales and marketing expenses were approximately 80% and 71% of revenues, respectively, during these two periods. The increase in the dollar amount of sales and marketing expenses for these periods is primarily the result of significant increases in the number of sales personnel in remote locations, related travel expenses and costs for marketing materials used to recruit potential customers in the three months ended September 30, 1999 as compared to the same period in 1998. Towne anticipates that sales and marketing expenses will continue to increase as it continues to expand its direct sales and marketing force and hires additional personnel to promote its indirect sales channels. Costs of sales and marketing decreased as a percentage of revenue as a result of substantially increased revenues and improved operating efficiencies.

         Stock Compensation Expense. Stock compensation expense was $36,000 for the three months ended September 30, 1998 and $36,000 for the three months ended September 30, 1999. In the first quarter of 1998, Towne sold shares of common stock and issued options to acquire common stock at what management believed to be the fair market value of the common stock at that time. Towne retained an independent appraiser who subsequently valued the common stock at a higher price. We will record $725,000 ($145,000 per year) of compensation expense over the five-year vesting period of the options.

         Employee Severance Expense. We recorded $1.3 million relating to severance benefits for two former employees during the three months ended September 30, 1999. This expense represented approximately 18% of revenues for that period. The severance benefits consisted of $1.0 million in cash payments and $270,000 related to the early vesting of previously unvested stock options. There were no similar employee severance expenses during the three months ended September 30, 1998.

         General and Administrative. General and administrative expenses increased from $1.0 million for the three months ended September 30, 1998 to $3.3 million for the three months ended September 30, 1999. These costs represented approximately 23% and 45% of revenues, respectively, for these two periods. The increase in these expenses was primarily the result of increases in the number of executive and administrative employees and the costs associated with executive and administrative expenses related to our growth, costs related to acquisitions, write-offs of uncollectible accounts receivable, costs incurred for relocation to our new office facility and a one-time charge relating to a sublease agreement that was terminated early. Also, Towne incurred additional costs related to being a public company, including annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and professional services fees. We anticipate that general and administrative expenses will continue to increase in the near future as Towne continues the upgrade of internal and financial reporting systems to enhance management's ability to obtain and analyze information about its operations.

         Interest (Income) Expense, Net. Towne reported net interest income of $149,000 for the three months ended September 30, 1998 and net interest income of $322,000 for the three months ended September 30, 1999. Net interest income increased as a result of higher cash balances resulting from our secondary offering completed in June 1999.

         Extraordinary Loss. The extraordinary loss reported for the three-month period ended September 30, 1998 related to the early extinguishment of debt in the amount of $476,000. This extraordinary loss was comprised of $218,000 unamortized discount on a promissory note and $258,000 deferred debt issuance costs. There were no similar extraordinary losses for the corresponding three-month period ended September 30, 1999.

         Income Taxes. As of December 31, 1998, Towne Services had net operating losses ("NOLs") of approximately $17.6 million for federal tax purposes, which will expire beginning in 2011 if not utilized.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999

         Revenues. Towne's revenues increased from $12.0 million for the nine months ended September 30, 1998 to $22.7 million for the nine months ended September 30, 1999. During these two periods, recurring revenues accounted for approximately 73% and 72% of total revenues, respectively. Set-up fees accounted for approximately 19% and 15% of total revenues, respectively. Other nonrecurring revenues accounted for approximately 8% and 13% of total revenues, respectively. The increase in revenues during these periods is attributed primarily to an increase in transaction processing revenues and set up fees as a result of the increase in the number of customers. The increase in other nonrecurring revenues is primarily a result of an increase in software license fee revenues of our inventory management, collection works and document imaging products.

         Costs of Processing, Servicing and Support. Costs of processing, servicing and support increased from $3.0 million for the nine months ended September 30, 1998 to $5.2 million for the nine months ended September 30, 1999. These costs were approximately 25% and 23% of revenues, respectively, for these two periods. The dollar amount of costs of processing, servicing and support increased as a result of additional services and support functions necessary to support Towne's growth both through the acquisition of new customers and the acquisition of complementary businesses. Towne anticipates that the dollar amount of these costs will continue to increase as new customers are added. Costs of processing, servicing and support decreased as a percentage of revenues as a result of substantially increased revenues and improved operating efficiencies.

         Research and Development. Research and development expenses decreased from $843,000 for the nine months ended September 30, 1998 to $536,000 for the nine months ended September 30, 1999. Research and development expenses represented approximately 7% and 2% of revenues, respectively, during these two periods. Research and development costs have decreased compared to the same period in 1998 due to reduced efforts towards the development of new products. In addition, we do not expect to incur significant research and development costs related to making our current products year 2000 compliant because we believe our products are currently designed to properly function through and beyond the year 2000. See "--Effects of the Year 2000."

         Sales and Marketing. Sales and marketing expenses increased from $9.0 million for the nine months ended September 30, 1998 to $15.4 million for the nine months ended September 30, 1999. Sales and marketing expenses were approximately 75% and 68% of revenues, respectively, during these two periods. The increase in the dollar amount of these expenses is primarily the result of significant increases in the number of sales personnel in remote locations, related travel expenses and costs for marketing materials used to recruit potential customers. Towne anticipates that the dollar amount of sales and marketing expenses will continue to increase as it continues to expand its direct sales and marketing force and hires additional personnel to promote its indirect sales channels. Costs of sales and marketing decreased as a percentage of revenue as a result of substantially increased revenues and improved operating efficiencies.

         Stock Compensation Expense. Stock compensation expense was $6.0 million for the nine months ended June 30, 1998 and $109,000 for the nine months ended June 30, 1999. In the first quarter of 1998, Towne sold shares of common stock and issued options to acquire common stock at what management believed to be the fair market value of the common stock at that time. Towne retained an independent appraiser who subsequently valued the common stock at a higher price. We will record $725,000 ($145,000 per year) of compensation expense over the five-year vesting period of the options.

         Employee Severance Expense. We recorded $1.3 million relating to severance benefits for two former employees during the nine months ended September 30, 1999. The severance benefits consisted of $1.0 million in cash payments and $270,000 related to the early vesting of previously unvested stock options. There were no similar employee severance expenses during the corresponding nine-month period ended September 30, 1998.

         Acquisition Expense. We incurred $2.3 million of expenses related to the acquisition of Forseon in June 1999. The acquisition expenses represented approximately 10% of revenues for the nine months ended September 30, 1999. There were no similar acquisition expenses for the corresponding nine-month period in 1998.

         General and Administrative. General and administrative expenses increased from $4.0 million for the nine months ended September 30, 1998 to $8.0 million for the nine months ended September 30, 1999. These costs represented approximately 34% and 35% of revenues, respectively, for these two periods. The increase in these expenses was primarily the result of increases in the number of executive and administrative employees and the costs associated with executive and administrative expenses related to our growth, costs related to acquisitions, write-offs of uncollectible accounts receivable, costs incurred for relocation to our new office facility and a one-time charge relating to a sublease that was terminated early. Also, Towne incurred additional costs related to being a public company, including annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and professional services fees. We anticipate that general and administrative expenses will continue to increase in the near future as Towne continues to upgrade internal and financial reporting systems to enhance management's ability to obtain and analyze information about its operations.

         Interest (Income) Expense, Net. Towne reported net interest expense of $4,000 for the nine months ended September 30, 1998 and net interest income of $435,000 for the nine months ended September 30, 1999. Net interest income is the result of higher cash balances resulting from our secondary offering completed in June 1999.

         Extraordinary Loss. The extraordinary loss reported for the nine months ended September 30, 1998 related to the early extinguishment of debt in the amount of $476,000. This extraordinary loss was comprised of $218,000 unamortized discount on a promissory note and $258,000 deferred debt issuance costs. There were no similar extraordinary losses for the corresponding nine-month period ended September 30, 1999.

         Income Taxes. As of December 31, 1998, Towne Services had net operating losses (NOLs) of approximately $17.6 million for federal tax purposes, which will expire beginning in 2011 if not utilized. We recognized income tax benefits in the amounts of $28,000 and $354,000 for the nine months ended September, 30, 1998 and 1999, respectively.

         During Towne's short history, our operating results have varied significantly and are likely to fluctuate significantly in the future as a result of a combination of factors. These factors include:

         - whether or not the market accepts our current and future products and services;
         - whether we can successfully transition our management and retain key members of management;
         - whether new competitors emerge or existing competitors gain market share faster than we do;
         - whether new technologies are developed which make our systems outdated or obsolete;
         - whether our costs of doing business increase as a result of higher wages, sales commissions, taxes and other operating costs;
         - whether seasonal trends in consumer purchasing impact the volume of transactions processed; and
         - general economic factors and the impact of potential acquisitions to our operations.

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

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, Towne has financed its operations primarily through sales of its equity securities in private placements, its initial public offering, its secondary offering and through credit facilities. Through December 1997, Towne received aggregate net proceeds of approximately $4.3 million from the sale of its common stock in private transactions. In March 1998, Towne received net proceeds of approximately $1.5 million from the sale of its Series A Preferred Stock in a private placement. In July 1998, Towne received net proceeds of approximately $27.0 million from the initial public offering of its common stock. In June 1999, Towne received net proceeds of approximately $33.0 million from its secondary offering of its common stock and approximately $2.0 million from the sale of its Series B preferred stock in a private placement.

         In June 1999, the Company entered into a five-year capital lease obligation with Synovus Leasing Company to finance the purchase of office furniture and fixtures. The capital lease obligation of $633,000 includes interest expense of $122,000 or 8.75% of the principal. The amount of the minimum monthly lease obligation, consisting of principal and interest, is $11,000.

         In June 1999, the Company entered into a five-year capital lease obligation with NEC America, Inc. to finance the purchase of office telecommunications equipment. The capital lease obligation of $546,000 includes interest expense of $104,000 or 8.61% of the principal. The amount of the minimum monthly lease obligation, consisting of principal and interest, is $9,000.

         In August 1999, the Company entered into a five-year capital lease obligation with Synovus Leasing Company to finance the purchase of a generator. The capital lease obligation of $510,000 includes interest expense of $98,000, or 8.75%, of the principal. The amount of the minimum monthly lease obligation, consisting of principal and interest, is $8,500.

         Net cash used in operating activities was $5.6 million for the nine months ended September 30, 1998 and $9.0 million for the nine months ended September 30,1999. Net cash used in operating activities for the nine months ended September 30, 1998 represents $11.8 million net loss partially offset by $179,000 increase in accounts payable and accrued expenses, $1.6 million growth in accounts receivable, $177,000 increase in prepaid expenses and other assets and $428,000 decrease in stock subscriptions receivable. Net cash used in operating activities for the nine months ended September 30, 1999 represents $9.4 million net loss partially offset by $1.5 million increase in accounts payable and accrued expenses, $2.6 million increase in accounts receivable, $798,000 increase in prepaid expenses and other assets and $850,000 increase in short-term investments.

         Net cash used in investing activities was $1.8 million for the nine months ended September 30, 1998 and $9.1 million for the nine months ended September 30, 1999. Net cash used in investing activities for the nine months ended September 30, 1998 represents an increase of $85,000 in notes due from shareholders, $510,000 to acquire certain assets and liabilities of Credit Collection Solutions, Inc. and $1.2 million for the purchases of computer equipment and other capital equipment used in conducting Towne's business. Net cash used in investing activities for the nine months ended September 30, 1999 represents an increase of $767,000 in notes receivable due from employees, $2.3 million of acquisition expenses related to the Forseon and III transactions and $6.0 million for the purchase of computer equipment and other capital equipment used in conducting Towne's business.

         Net cash provided by financing activities was $28.2 million and $30.1 million for the nine months ended September 30, 1998 and 1999, respectively. Net cash provided by financing activities for the nine months ended September 30, 1998 consisted primarily of $2.4 million repayment of outstanding debt obligations, $30.0 million of proceeds from the issuance of securities, and $633,000 of proceeds from notes payable obligations. Net cash provided by financing activities for the nine months ended September 30, 1999 consisted primarily of $5.4 million for the repayment of outstanding short term debt obligations, $66,000 of proceeds from stock option exercises and $35.0 million of proceeds from the issuance of securities.

EFFECTS OF THE YEAR 2000

         Our business and customer relationships rely on computer software programs, internal operating systems and telephone and other network communications connections. If any of these programs, systems or network connections are not programmed to recognize and properly process dates after December 31, 1999 (the "Year 2000" issue), significant system failures or errors may result which could have a material adverse effect on the business, financial condition, or results of operations of both our company and our affected customers. We have conducted tests on our proprietary point of sale terminals and connections and transaction processing software and believe that our TOWNE CREDIT, TOWNE FINANCE , CASHFLOW MANAGER, and COLLECTION WORKS products and the related network connections we maintain are able to process dates after December 31, 1999. We rely on several information technology systems including the Charter System software, which is licensed to customers, and our mainframe-based forecasting system. We have completed the remediation and testing of the Charter System, and 98% of our Charter System clients are now using the remediated version. The remaining 2% of our Charter System clients are unable to use the remediated version at this time because they have not completed necessary hardware upgrades. Year 2000 compliance testing on our mainframe-based forecasting system was completed on July 1, 1999 and we believe that this forecasting system has been remediated. We have implemented the remediated version of this mainframe-based forecasting system and have experienced no significant problems with the remediated system.

         We transmit data to and from our clients electronically. We have tested these electronic data transmissions and reasonably expect that they will function normally after December 31, 1999; however, a failure of these data transmissions could negatively impact our ability to operate. We also use certain third party software such as Microfocus software development tools and Windows(R) in our operations. We have completed the assessment of our third party software and have determined that this software meets Year 2000 compliance standards. We have also completed an assessment of our internal workstations and have remediated or replaced any workstations affected by Year 2000 problems. The cost to the Company for the remediation or replacement of these workstations was not material.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in foreign currency exchange rates.

         Our short term and long term investments are deposited principally in a single financial institution with significant assets and consist of U.S. Treasury bills and notes with maturities of less than three years. We do not consider the interest rate risk for these investments to be material. In addition, we do not have any material outstanding borrowings and, therefore, we do not have a significant risk due to potential fluctuations in interest rates for loans at this time.

Changes in interest rates could decrease our interest income and could make it more costly to borrow money in the future and may impede our future acquisition and growth strategies if management determines that the costs associated with borrowing funds are too high to implement these strategies.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                           On October 12, 1999, a purported securities class
                  action lawsuit was filed by an individual shareholder against Towne and three of its officers in the United States District Court for the Northern District of Georgia, Atlanta Division. No class has yet been certified. The complaint alleges that Towne should have disclosed in the prospectus used for its secondary public offering in June 1999 that it allegedly experienced serious problems with its network infrastructure and processing facilities during the move of its corporate headquarters in June 1999, and that these problems allegedly led to a higher than usual number of customers terminating their contracts during the second quarter. The complaint seeks an unspecified award of damages. Towne believes that the allegations in the complaint are without merit and intends to defend the lawsuit vigorously.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                           In June 1999, we completed a secondary public
                  offering of 4,500,000 shares of common stock at an offering price to the public of $7.125 per share and on July 20, 1999, 675,000 shares of common stock were issued and sold pursuant to an underwriters' over-allotment provision in connection with this public offering. The total proceeds to Towne from the public offering, net of underwriting discounts and offering expenses, were approximately $33.0 million.

                           In July 1999, Towne issued 81,016 shares of its
                  common stock, together with cash payments of approximately $1.0 million, to former shareholders of Imaging Institute, Inc. in exchange for all of the outstanding stock of Imaging Institute, Inc. The recipients of stock in the transaction also received the right to resell the shares to Towne at a price of $9.50 per share upon the first anniversary of the acquisition of Imaging Institute, Inc. if the average trading price of Towne's common stock for the seven days preceding the anniversary is less than $9.50 per share.

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.                    OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

A)       EXHIBITS

3.1 Amended and Restated Articles of Incorporation, as filed with the Secretary of the State of Georgia on July 29, 1998.*
3.2       Amended and Restated Bylaws, effective May 19,1998.*
3.3 Articles of amendment to the Amended and Restated Articles of Incorporation of Towne Services Inc., as filed with the Secretary of State of Georgia on May 21, 1999.*
3.4 Amendment to the Amended and Restated Bylaws of Towne Services Inc., effective May 21, 1999*
3.5 Articles of Amendment to the Amended and Restated Articles of Incorporation of Towne Services Inc., as filed with the Secretary of State of Georgia on June 11, 1999.*
4.1 See Exhibits 3.1 through 3.5 for provisions of the Amended and Restated Articles of Incorporation and Amended and Restated Bylaws defining the rights of the holders of Common Stock of the Company.
10.1      Form of Promissory notes for executive officers.
27.1      Financial Data Schedule (for SEC use only).

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

             Form 8-K (No.000-24695) filed with SEC on August 19, 1999 to report the resignation of Drew W. Edwards as Chairman, Chief Executive Officer and a director of Towne Services, Inc., effective on August 19, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TOWNE SERVICES, INC.

November 12, 1999                  /s/  Henry M. Baroco
-----------------                  ----------------------------------------------------
Date                               Henry M. Baroco
                                   Chief Executive Officer/President and Director
                                   (principal executive officer)


November  12, 1999                 /s/ Bruce F. Lowthers, Jr.
------------------                 ----------------------------------------------------
Date                               Bruce F. Lowthers, Jr.
                                   Executive Vice President and Chief Financial Officer
                                   (principal financial and accounting officer)