Form 10-K
period 1999-12-31
TOWNE SERVICES INC
filed 2000-03-30
CIK 1061762

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
(MARK ONE)

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
           THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                       COMMISSION FILE NUMBER: 000-24695

                              TOWNE SERVICES, INC.
                   (Exact name of registrant in its charter)

                   GEORGIA                                      62-1618121
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)
     3950 JOHNS CREEK COURT, SUITE 100,                            30024
              SUWANEE, GEORGIA                                  (Zip Code)
  (Address of principal executive offices)

     (Registrant's telephone number, including area code):  (678) 475-5200

          Securities registered pursuant to Section 12(b) of the Act:

                   NONE                                               NONE
             (Title of class)                     (Name of each exchange on which registered)

          Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                             (Title of each class)

Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The estimated aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of its Common Stock on March 21, 2000, as reported on the National Association of Securities Dealers Automated Quotation System, was approximately $44,376,000. As of March 21, 2000, the Registrant had 27,230,592 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  PORTIONS OF THE PROXY STATEMENT FOR THE REGISTRANT'S 2000 ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON MAY 23, 2000 ARE INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K. PORTIONS OF THE REGISTRANT'S REGISTRATION STATEMENTS ON
FORM S-4 (NO. 333-76493) DECLARED EFFECTIVE ON JUNE 10, 1999, AND FORM S-1 (NO. 333-76659) DECLARED EFFECTIVE ON JUNE 23, 1999, AND THE "RISK FACTORS" SECTIONS
 CONTAINED THEREIN ARE INCORPORATED BY REFERENCE IN PARTS I AND II OF THIS FORM
                                     10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               INDEX OF FORM 10-K

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings...........................................   11
Item 4.   Submission of Matters to a Vote of Security Holders.........   12

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters.........................................   12
Item 6.   Selected Financial Data.....................................   13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and
          Results of Operations.......................................   14
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   24
Item 8.   Consolidated Financial Statements and Supplementary Data....   24
Item 9.   Changes and Disagreements with Accountants in Accounting and
          Financial Disclosures.......................................   24

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   24
Item 11.  Executive Compensation......................................   24
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   24
Item 13.  Certain Relationships and Related Transactions..............   24

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   25

                                     PART I

ITEM 1.  BUSINESS

     This Annual Report contains several "forward-looking statements" concerning Towne Services' operations, performance, prospects, strategies and financial condition, including its future economic performance, intent, plans and objectives and the likelihood of success in developing and expanding its business. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond the control of Towne Services. Words such as "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan" and "estimate" are meant to identify such forward-looking statements. Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of several factors including those described on page 5, 15, 20 and 21 of this Annual Report.

GENERAL

     Towne Services, Inc. provides services and products that process sales and payment information and related financing transactions for small businesses and banks in the United States. We deliver these services and products online via an electronic hub, or gateway, that links business and bank customers with us and other providers of products and services that can benefit these customers. We use this electronic gateway to deliver a variety of business and management solutions using internet and telecommunication connections.

     The primary business capabilities we offer our customers include a virtual credit card system and merchandise forecasting system. Our virtual credit card system processes the in-house credit transactions of small businesses and includes an automated receivables management system that allows banks to quickly finance the working capital needs of their small business customers. Towne Services' merchandise forecasting system, or RMSA Forecast, processes sales and inventory transactions of retailers, giving them greater control over inventory levels and the ability to make better inventory purchase decisions, improve cashflow and improve operating margins.

     We offer the following automated business management systems: (a) TOWNE CREDIT(R), which processes consumer credit transactions for small and medium size retail merchants; (b) TOWNE FINANCE(R) and CASHFLOW MANAGER(SM), which process business-to-business credit transactions for small commercial businesses; and (c) RMSA Forecast, which processes sales and inventory transactions and provides merchandising information for small specialty retail stores. Through the use of our online services and products, our business customers are able to:

     - utilize the internet to conduct business electronically;

     - accelerate cash flow;

     - develop and implement retail marketing plans;

     - improve customer services;

     - improve retail merchandising strategies; and

     - automate their records, reduce paperwork and shift other administrative burdens to Towne.

Our systems also benefit our bank customers who can:

     - receive secure, reliable and prompt information;

     - closely monitor customer accounts;

     - generate status reports;

     - finance the accounts receivable of their small business customers; and

     - generate fee income and potential new customers.

     Our electronic processing systems enable businesses to offer in-house credit to their customers at costs comparable to traditional credit card transactions. As with credit card transactions, the business pays a discount fee to the bank on each transaction. In addition, the business' customer pays interest and fees to the bank for amounts owed by the customer for purchases made on in-house credit. The discount fees and interest create a pool of funds from which we collect our transaction fees. The remaining amounts generate fee income for the bank. We also generate revenue by charging our business and bank customers initial set-up fees.

     Our merchandise forecasting and point of sale systems enable business customers to compete with larger chain retailers by providing automated processing and business management capabilities similar to those used by larger companies. We generate revenue from these systems by charging initial set-up and recurring monthly service fees.

TOWNE'S MARKET

     We provide our products and services to small and mid-sized businesses that extend in-house credit to their customers and to the banks these businesses use. We believe that the electronic transaction processing industry generally has not offered our business customers a way to process their in-house credit transactions electronically, focusing instead on credit and debit card transactions.

     A variety of small and medium size businesses use the TOWNE CREDIT system, including hardware stores, clothing stores, florists, auto parts stores and pharmacies. We market the TOWNE FINANCE and CASHFLOW MANAGER products and services to small commercial businesses, such as furniture manufacturers, equipment distributors, plumbing suppliers and other industry supply stores. We market the RMSA Forecast to small and mid-sized independent specialty retail businesses, such as men's and women's apparel stores, sporting goods stores, golf pro shops, shoe stores and college bookstores.

     Many of these businesses process a large portion of their sales using in-house credit and use labor-intensive manual processes and products to run their businesses. These credit receivables are generally collected manually through a month-end billing process. We believe that the manual billing and collections process utilized by many small businesses is highly inefficient, causing them to carry excess receivables and bad debts. In addition, because of the difficulties in tracking and managing receivables from this manual process, banks have been reluctant to finance these businesses based on their receivables. Our processing systems allow small businesses to automate many of their manual business tasks including the processing of in-house accounts, payment processing and bad debt collections and permits banks to provide financing for these businesses based upon their receivables.

     In addition, most small businesses face difficulties competing with larger businesses due to their more limited resources. They generally do not have large office staffs to perform essential management functions and do not have efficient practices and procedures to track their inventory and sale information. Our merchandise forecasting and transaction systems use sophisticated software to assist retailers in the day-to-day management of their businesses. By using our products and systems, businesses can improve their profitability by effectively managing their day-to-day operations, including markups, markdowns, proper flow of receipts and sales. By improving the business' efficiency, our systems can also help improve our customers' cash flow.

TOWNE'S STRATEGIES

     Our goal is to become one of the leading providers of electronic commerce business solutions for small and medium size businesses in the United States. We plan to attain this goal by implementing the following key business strategies:

  Maximize Electronic Gateway to Customers

     When a business customer installs TOWNE CREDIT and TOWNE FINANCE, it establishes an electronic gateway that links it with Towne, the business' bank and other companies that provide products and services that can benefit its business. We intend to maximize this distribution channel by developing, acquiring and implementing the business and management tools that small businesses need to succeed in an electronic commerce marketplace.

  Enter New Relationships For Marketing and Product Enhancements

     We have established marketing and other business relationships that enhance our services and products and channels of distribution. In 1999 we entered into several agreements with companies such as Princeton eCom, Lynxus, Concord EFS, NOVA Information Systems, Total Debt Management and TransUnion, which have allowed us to expand the number of our products and services that complement our existing systems. In January 2000, we announced that we have entered into agreements with providers of e-commerce business solutions, including internet service, credit reporting and scoring, payroll processing and internet bill payment and presentment services, to launch our Business Suite for our customers.

  Expand Direct Sales and Marketing Efforts Nationwide

     As of December 31, 1999, we had 166 direct sales representatives in 41 states performing sales and marketing tasks. Of this total, 32 persons are dedicated to developing bank customer relationships and 134 persons are focused on developing small business customers.

  Continue to Leverage Bank Relationships

     We have relationships with businesses and organizations that have large numbers of banks and small businesses as their customers. In addition, our executive officers and directors have extensive experience in the electronic processing and financial services industries, and several members of the board of directors have experience in the management of banks or companies that have banks as customers. Through these relationships, we believe we attract customers that would be difficult to reach through traditional marketing methods.

PRODUCTS AND SERVICES

     We design our products and services to be simple to use, fast and reliable. Our automated processing systems, TOWNE CREDIT and TOWNE FINANCE, process in-house credit transactions for small businesses in much the same way as credit card transactions are processed. The CASHFLOW MANAGER system is similar to the TOWNE FINANCE system except that commercial business customers manually transmit their transaction information to their banks for processing. Our RMSA Forecast product processes sales and inventory transactions and organizes merchandise information for small specialty retail stores.

  Towne Credit

     TOWNE CREDIT is an automated transaction processing system designed for consumer-based credit transactions conducted by small businesses. The system uses remote point of sale terminals and communications networks to capture and transmit transaction data and generate a "virtual credit card" account funded by a business' bank. A typical in-house credit transaction for our business customers is processed through TOWNE CREDIT as follows:

          Step 1: The participating business sells goods or services on an in-house account.

          Step 2: The business enters sales information at the point of sale into an electronic cash register or computer terminal loaded with our proprietary computer software.

          When a customer makes a purchase on account, a store clerk records the transaction on a point of sale terminal. The PC-based terminal stores names and addresses of customers, account balances and payment activity, which the business owner can retrieve quickly at the point of sale. The TOWNE CREDIT system captures the transaction data, including dollar amount and customer information, for use in billing, tracking inventory and generating sales and tax reports.

          Step 3: The business closes out its daily transactions and electronically transmits transaction data to Towne through the computer system across internet or telecommunications lines.

          Step 4: We process the data, calculate receivables, perform other accounting functions and transmit reports electronically to the business and its community bank upon request by the next business day.

          On a daily basis, the business owner or manager transmits the sales activity by batch to our computer processing center across an ordinary telephone line or internet connection. Our customer communication software supports a wide range of business customers, including those in rural areas. Our systems process data from purchase transactions, calculate receivables, post these transactions and perform other accounting functions automatically and can be programmed to generate daily customized reports. Our network systems then transmit reports to businesses and their banks by the business day following receipt of transaction data.

          Step 5: The community bank retrieves the sales and payment information and advances funds to the business' bank account based upon pre-set lending terms.

          Step 6: We bill the business' customer, collect and process the customer's payment and transmit payment information to the bank for credit to the business' bank account.

          The community bank that serves the business usually offers a line of credit, in which case the bank funds the prior day's sales at discounts similar to those in major credit card transactions. Through a graphic interface with our communications server, the bank has daily access to the information it needs to finance the business' accounts receivable. If no line of credit is in place, the business' funds are deposited at the bank as we collect them. TOWNE CREDIT works as a supplement to the bank's current loan processing systems and creates the general ledger account entries necessary for the bank to account for the line of credit loans to the business. We assume no credit risk from business customers in these transactions.

     With TOWNE CREDIT, many administrative burdens of running a small business are outsourced to us. We generate and print statements and send them to the businesses' customers. We maintain an automated lock box through which payments can be received. If a customer chooses to pay the business directly when he or she receives the bill, the business owner can record that payment in the point of sale terminal to be processed electronically on our system. The system allows businesses to quickly track account balances and payment history and verify customer transaction information by checking the receivables reports generated or, if needed, by dialing into our processing network to verify or update information.

     We also settle payments for our customers. We transmit, upon request, transaction information directly to the bank and arrange for funds to be transferred from our automated lock box via Automated Clearing House (ACH) or Fedwire transfer to the community bank. Funds are then transferred to the business' bank account via the bank's internal deposit system.

     Through TOWNE CREDIT, businesses are able to receive accelerated funding for in-house charge accounts and eliminate costly and inefficient manual processing. Sales also may be enhanced by the business' ability to offer finance options, such as sales on account, to its customers. The bank that serves the business is able to generate fee income in the form of transaction discounts and may profit from interest-bearing consumer credit accounts. If the bank elects not to fund the business' accounts receivable, the system still functions as an automated billing and collection system, and the bank still is able to generate fee income. In both cases, the TOWNE CREDIT processing system provides us with fee income.

  Towne Finance

     Our automated asset management and financing software system, TOWNE FINANCE, is a commercial version of TOWNE CREDIT that addresses business-to-business credit transactions. TOWNE FINANCE facilitates accounts receivable financing for small commercial businesses by allowing these businesses and their community banks to better manage and control assets that fluctuate in value. With TOWNE

FINANCE, businesses have the ability to convert the invoices to needed cash to finance their ongoing operations.

     Using TOWNE FINANCE, banks can assign percentage values to specific assets of their small business customers, such as accounts receivable, inventory, real estate, furniture, fixtures and equipment. By assigning these values, banks can develop a risk-based formula for lending to their business customers. TOWNE FINANCE tracks the accounts receivable, maintains a parallel aging of the accounts and allows the bank to control advances and pay downs based on daily activity of new sales and account payments. The system supports discretionary lines of credit as well as automatic daily funding of eligible assets. TOWNE FINANCE works as a supplement to the banks' current loan processing systems and creates the general ledger account entries necessary for community banks to account for these asset-based loans.

     Once a bank customer agrees to use TOWNE FINANCE, the bank must approve a credit line for the customer. After credit is established, we load historical invoice data onto our host computer. The bank specifies a set of standards at the processing level and assigns a loan officer to monitor the credit as it would any other loan. We then take over the statement rendering and remittance processing functions for the bank much like we do for TOWNE CREDIT. Access to an automated lock box allows the bank to control the payments associated with the accounts and apply the payments to the outstanding loan balance. After payments are received, we process the payments and transmit funds electronically to the customers' operating account at the bank.

     The bank provides a line of credit that is controlled using TOWNE FINANCE daily processing and reporting functions. The bank retains all credit and funding responsibility and we provide a specialized sales force, back room processing and monitoring services. TOWNE FINANCE allows community banks to provide a cost effective accounts receivable financing program for its small commercial customers. Community banks using TOWNE FINANCE gain interest-bearing loans on funds, net of all processing expenses, and strengthen relationships with business customers that have experienced cash flow problems or that might have otherwise turned to non-traditional lenders.

  CashFlow Manager

     The CASHFLOW MANAGER system is an asset management system that also addresses business-to-business credit transactions. The software program enables the community banks that service commercial businesses to better manage and control assets that fluctuate in value so they can make lending decisions with respect to these assets. CASHFLOW MANAGER transaction processing occurs in much the same way as TOWNE FINANCE processing, except that the commercial business manually transmits the information for processing.

     The CASHFLOW MANAGER system uses special deposit tickets to batch process invoices turned into the bank. The CASHFLOW MANAGER system provides general ledger reports that help the bank manually interface with the bank's general ledger system. At the end of the month, statements are sent to the business' customer directing payments to the bank's lock box. The bank typically purchases all of the business' accounts receivable and adjusts the reserve percentage after the month-end close period. Any excess reserves are deposited into the business' operating account after the month-end reconciliation.

     With CASHFLOW MANAGER, banks generate income from the discount fee charged from each batch of receivables purchased, interest charged either to the merchant, the merchant's customers, or both parties and spread income generated from the reserve account. The bank provides multiple services to the borrower by establishing a loan account, operating account and restricted reserve account, as well as by implementing the CASHFLOW MANAGER program. The restricted reserve account and the receivables act as collateral in addition to other collateral that may be required by the bank.

  RMSA Forecast

     We develop each customized RMSA Forecast using a combination of data supplied by the customer coupled with proprietary business models. The RMSA Forecast enables our business customers to manage inventory at the classification level, such as women's blouses or men's suits. We need four basic pieces of information about each class of merchandise offered by the business: sales, markdowns, merchandise received and merchandise on order but not yet delivered. This data is collected monthly and transmitted to our computer systems, which also house historical information such as sales, markdowns and merchandise receipts for each individual business customer. Merchandise forecasting models for the particular industry, geographical region, season and other current business trends are also incorporated into each RMSA Forecast. The RMSA Forecast is then provided to our retail business customers electronically or via hard copy, at their option.

     Our forecasting customers receive on a monthly basis:

     - the current month's sales forecast and a rolling forecast up to ten months into the future;

     - a review of markdowns, timing of deliveries and the other factors needed to achieve optimal sales;

     - analysis of sales history for missed opportunities;

     - a review of current profitable sales trends; and

     - specific information so clients know how much to buy and when to receive it.

  The Charter System

     The Charter System uses sophisticated point-of-sale software to assist retailers in the day-to-day management of their business. The Charter System also enables us to easily collect the data necessary to develop the RMSA Forecast.

     The Charter System operates as a stand-alone system separate from the RMSA Forecast. Clients have the opportunity to purchase or lease the Charter System software. With this software, a client receives a point of sale system with features that provide a full range of capabilities to track inventory and perform simple or sophisticated transactions quickly and efficiently. Charter allows our business customers to work with data at the stock keeping unit, or SKU, or summary levels and provides specific recommendations on what merchandise to re-order, markdown and transfer.

     The Charter System can track merchandise on many attributes including style, size, vendor, color and other SKU categories. The sales and inventory report that can be generated by the Charter System enables the retailer to determine what inventory is selling quickly and what inventory is moving slowly. This retail purchase order management system provides a complete overview of merchandise on hand and on order. It also provides comprehensive customer profiles designed to enable the retailer to collect detailed information ranging from vendor preferences to customer's birthdays.

ANCILLARY SERVICES AND NEW PRODUCTS

     We provide an array of value-added services in connection with our processing systems, including:

     The Business Suite. In January 2000, we integrated many of our services and products with a variety of other e-commerce solutions to launch our Business Suite of products for the benefit of our bank customers and the business customers they serve. The Business Suite includes:

     - consumer and commercial credit reporting and scoring provided by TransUnion LLC;

     - credit card processing capabilities;

     - internet bill payment and presentment provided by Princeton eCom;

     - internet service provided by Lynxus; and

     - payroll processing provided by Pay Systems of America, a subsidiary of Concord EFS.

The Business Suite affords our community bank customers pricing advantages and access to the critical back office products and services that we offer to small businesses, thereby virtually eliminating the need to resort to competitors for specialized services.

     Collection Services. Our processing systems help our customers identify delinquent accounts. We maintain an agreement with Total Debt Management, formerly Wallace and DeMayo, P.C., a national collections firm, that enables our customers to have on-line access to professional debt collection services. We maintain an electronic interface with Total Debt Management so account information is readily delivered to assist in collecting past due amounts.

     Document Imaging and Archiving Products. We began offering AUGUSTA and EzVIEW VAULT(TM) after our July 1999 acquisition of Imaging Institute, Inc. Both products are imaging software and equipment that offer unique and functional document imaging and archiving solutions tailored for small to medium-sized businesses. The AUGUSTA product is an active file folder document imaging system designed for small to medium sized organizations. It is designed to quickly scan, file, and retrieve documents electronically. With EzVIEW VAULT(TM), documents are quickly scanned onto the Mastering Station, saved in electronic "folders", and finally archived permanently onto a CD-ROM disc. Each disc also contains a self-running Windows viewing module which will allow the viewing, printing, and faxing of documents from any Windows-based computer with a CD-ROM drive.

     We plan to design and develop new and improved products and services that small business customers can access through our electronic gateway to help automate their businesses and provide better service to their clients. We also plan to enter new agreements and relationships with other companies and organizations to give our customers access to a variety of other business management tools.

1999 ACQUISITIONS OF COMPLEMENTARY COMPANIES AND PRODUCTS

  Forseon Acquisition

     In June 1999, we acquired Forseon Corporation, a provider of products and services that process inventory, accounts receivable and point of sale transaction information and generate merchandise forecasts and management reports for retail businesses in the United States and Canada. Forseon's management reports assist customers in developing and implementing their merchandising strategies as well as receivables management and marketing plans. Forseon's business was founded in 1955. It now operates as a subsidiary of Towne using Retail Merchandising Service Automation, or RMSA, as a trade name. Forseon customers generally are small to mid-sized independent specialty retail businesses, such as men's and women's apparel stores, sporting goods stores, golf pro shops, shoe stores and college bookstores throughout the United States.

     We issued a total of 2,075,345 shares of our common stock in exchange for all outstanding stock and options to acquire stock in Forseon. Ten percent of the Towne common stock was held back in escrow to satisfy the indemnification obligations of Forseon stockholders under the merger agreement. The merger was accounted for as a pooling of interests.

  Imaging Institute Acquisition

     In July 1999, we acquired Imaging Institute, Inc., a Minnesota-based document imaging and archiving company. Total consideration for the transaction was approximately $2.0 million paid in a combination of cash and Towne Services common stock. Imaging Institute, Inc., was founded in 1996, and, as a subsidiary of Towne, now offers unique and functional document management products. Imaging's two primary products, AUGUSTA (for small networks) and EzVIEW VAULT(TM) (for stand alone PCs), are easy to use and more cost effective for small institutions than traditional document management solutions. Pursuant to the terms of the registration rights agreement that we entered into in connection with the Imaging Institute acquisition, we are required to purchase from the Imaging Institute shareholders, upon their request, up to 81,016 shares of our common stock at a price of $9.50 per share on the one year anniversary of the transaction.

SALES AND MARKETING

     We employ three distinct sales forces to market our products and services. The bank sales force focuses on developing relationships with banks through which TOWNE CREDIT, TOWNE FINANCE and CASHFLOW MANAGER are marketed to business customers. Our business representatives call on small business customers of banks that have contracted with us, as well as other merchants who might use our products. We also employ a direct sales force, our analysts, to market our products and services that process inventory, accounts receivable and point of sale transaction information for retail businesses. These analysts play the dual roles of being business consultants for our existing customers and salespeople who promote our products and services to potential new customers.

     In addition to direct sales, we also market TOWNE CREDIT, TOWNE FINANCE and CASHFLOW MANAGER through several strategic alliances that have merchants and banks across the United States as their customers or members. These alliances enable us to reach and provide services to large groups of banks and small businesses in new geographic markets. We will continue to pursue additional alliances with companies and organizations that will provide us access to large groups of banks and small businesses nationwide such as bankers banks, trade associations and merchant franchise operations.

     We mainly market our RMSA Forecast by focusing on lead generation. We achieve this lead generation primarily through direct mail, trade shows and educational seminars. We also market our RMSA Forecast product through alliances with associations in many of the industries that we service. Our alliances serve to promote our RMSA Forecast services while improving business performance for members of the respective associations. Our association alliances include, for the college industry: The National Association of College Stores, Independent College Bookstores Association, and Connect 2 One. Additionally, we have relationships with a Christian bookstore association, the Parable Group, and several golf organizations, including Marriott Properties, Club Course of America, and Golf USA. These relationships are designed to expose association members to our RMSA Forecast products and services. We also sell our RMSA Forecast through an alliance with Riverview Systems Limited, a leading independent automated campus store management systems provider. Towne and Riverview offer college stores the ability to greatly enhance total store performance by jointly using our RMSA Forecast and Riverview's products and services.

     We have leveraged our board members' and senior managers' expertise and contacts to develop relationships with banks and banking organizations. We believe that endorsements by local bankers are the most effective sales tools to reach small businesses. Banks often have long standing relationships with their small business customers and provide immediate credibility and access for our products and services. We believe that our relationships with banks enable us to attract small business customers that would be difficult and expensive to reach when employing traditional marketing methods.

RECRUITING AND TRAINING

     We hire sales personnel who are experienced in marketing products and services to banks and small businesses. In recruiting experienced sales personnel, we focus on hiring people who have established relationships with banks and small businesses in a particular market. We have developed and implemented an intensive four-week training program for our sales force led by our training, sales and operations managers. The first week of training focuses on overviews of our policies and procedures as well as an introduction to all of our products. Instruction is also presented this first week on pricing of the products to customer banks and merchants. During the second week, sales representatives are sent to a field location and travel with a seasoned sales representative to observe sales calls and presentations. During the third week sales representatives return to our headquarters and discuss what they observed in the field with others in their training class. Based on these discussions, training techniques such as mock sales calls, role playing and formal presentations are utilized to enhance our training efforts. At the completion of the third week of training, the new sales representatives return to their respective territories and travel another week with an experienced sales representative or their sales manager calling on banks and merchants in that area, at which point they return to their assigned territories qualified to represent us and our products.

TECHNOLOGY

     Our automated electronic processing systems communicate data to and from remote customer locations and our computer processing center. We use our proprietary technologies together with third party telecommunications networks to transmit and process transaction data for our customers. Transactions are interactively processed and returned to the sending system. Our systems can use telephone lines and internet connections to transport transaction data. This system architecture allows us to access customers located across the country.

     We designed our communications systems to support a large number of telecommunications lines and high volumes of data traffic. This configuration is scalable, allowing us to add new servers and new communications lines as needed without having to rebuild our communications system. Our communications servers process multiple data protocols. This allows us to service a wide range of customers without requiring them to change the communications systems they currently use.

     Our communications and processing system servers can manage data traffic across multiple time zones as well as balance both client/server and on-line batch mode processing loads. This "cluster processing" uses multiple servers that work in tandem. A bank of pentium-based processors work in a shared network environment to co-process reporting jobs. The host processing system is also scalable.

     We designed our systems using software and hardware capable of interacting with the variety of operating platforms used by our customers, including client/server and mainframe operating systems. We have developed software to support a wide range of operating systems used by our customers. Our transaction reporting software is not hardware dependent, which allows us to change our equipment to take advantage of the most recent technologies in our operations. This could include a complete change-over of operating systems and/or hardware. The CASHFLOW MANAGER system is single- or multi-user capable and runs in Windows 95, 98 and Windows NT.

     Our computer processing system stores data redundantly at both the customer terminal location and at our processing center and in a secure environment. Potential service interruptions are minimized by hosting the client's data on multiple servers and locations so that no single hardware failure would result in service interruption. In addition, we keep mirror servers on location, create daily digital backup tapes and store them in fireproof safes and maintain a full "hot-site" backup processing center at another location separate from our main processing center. We believe that our system configuration and disaster recovery measures adequately protect us against system failures that may occur due to destruction of our processing center, natural disasters, bomb threats or other loss or impairment of our network capabilities.

CUSTOMERS

     As of December 31, 1999, we provided processing services to a diverse customer base of 3,861 small and medium size retail merchants and small commercial businesses located in all 50 states as well as the District of Columbia. A variety of small and medium size retail merchants use the TOWNE CREDIT system, including hardware stores, clothing stores, florists, auto parts stores and pharmacies. TOWNE FINANCE and CASHFLOW MANAGER products and services are marketed to small commercial businesses, such as furniture manufacturers, equipment distributors, plumbing suppliers and agricultural supply stores. In addition, we market our RMSA Forecast to small to mid-sized independent specialty retail businesses, such as men's and women's apparel stores, sporting goods stores, golf pro shops, shoe stores and college bookstores.

     As of December 31, 1999, we had executed 823 contracts with banks in 33 states. Most of our current bank customers have asset sizes of $2 billion or less. These bank customers market our products and services to small businesses in their communities.

     The majority of our contracts with our customers are cancelable at will or on short notice or provide for renewal at frequent periodic intervals, and, accordingly, we may have to rebid or modify such contracts on a frequent basis. Because our customer base is relatively diverse and includes thousands of small businesses and hundreds of banks, we do not rely on any single business or bank for a significant portion of our revenue. No single small business customer accounted for more than 1.0% of our total revenues in 1999. No single bank customer accounted for more than 2.0% of our total revenues in 1999. We do not anticipate that one or more new customers will continue to account for large portions of the set-up fee revenues generated for particular quarters in which the underlying contracts are signed.

CUSTOMER SERVICE

     Our products are supported by the following levels of customer service. Each customer bank provides first line customer service support to the merchants on accounting and loan related issues and we provide a help desk for technical support for our network systems and terminals. We provide many service features to our merchants, including toll-free customer service and terminal support during business hours and on an emergency basis, 48-hour hardware replacement, turnkey installation and training for new merchants and flexible reporting capabilities. As part of the ongoing service of CASHFLOW MANAGER, the bank has a business specialist assigned to it who helps structure and market to prospects selected by the bank. We attempt to establish long-term relationships through the continued support and interaction of our professional account managers and consultants.

     We assign a support specialist to each client and field representative to service and maintain our RMSA Forecast product. The support specialist is responsible for complete set-up of new client information, including all historical data, classification set-up with start-up factors and annual rate and profile information, and for the processing of monthly data for entry into the RMSA Forecast product. Our support staff communicates with clients and analysts about the need for specific basic monthly information and explains monthly reports and client information.

     Our Charter System product is supported by a staff of trained individuals who provide help desk technical support to all clients and analysts using the Charter Monitor and Advisor software. They are responsible for insuring ongoing operation of the applications as intended and monitoring clients closely. We provide training for new clients on site and off site in all applications and procedures for our Charter System products, and we fully train all of our new analysts. In addition, all prospective clients are supplied with a complete, professional proposal outlining the functions and hardware needs for the Charter System products for their review in making their implementation decision.

     Our staff of client representatives trains customers on the use of our processing system and hardware at the customer location. Customer service representatives provide technical support for all of our products and services through a call-in support center available during normal business hours. After hours, customers can reach our technical support personnel by pager.

COMPETITION

     There are numerous other providers of online processing products and services. In addition, many other companies market business-to-business software and marketing support to banks that allows the banks to track and finance the in-house charge accounts of their customers similar to a factoring operation. Most of these competitors do not offer a point of sale system, but rather require merchants to forward paper invoices to the banks where bank personnel input the invoices onto the software purchased by the banks.

     The electronic transaction processing industry is intensely competitive. Increased competition is likely from both existing competitors and new entrants into its existing or future markets. We believe there are low barriers to entry in our markets. We may not be able to compete successfully as other companies develop new products and services, change prices, improve customer service and hire additional personnel. Competitors may offer new products and services resulting in greater competition and lower market share for us. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater resources than we have. Competitors may be able to adapt more quickly to new technologies and changes in customer requirements and may also be able to devote greater resources to marketing.

     There is limited organized competition in the area of inventory management. To our knowledge, there is only one competitor that provides forecasting and planning service to retailers that are similar to our RMSA

Forecast product. This company also provides point of sale systems and products, but to date, we have not found them to present a significant threat to our potential for growth.

     Our Charter System product has numerous competitors on the national and regional level, several of which offer more advanced solutions that allow them to garner significant market share. Several of these competitors also offer e-commence and accounting modules in addition to services comparable to our Charter System product.

TRADEMARKS AND OTHER PROPRIETARY RIGHTS

     We attempt to protect ourselves through a combination of copyright law, trademark and trade secret laws, employee and third party confidentiality agreements and other methods. We do not have patents on our systems and products. Unauthorized parties may attempt to copy aspects of our technology, products and services or to otherwise obtain and use information that we regard as proprietary, despite our efforts to protect them. Third parties may claim that our current or future products and services infringe their patent, copyright or trademark rights. No assurance can be given that, if such actions or claims are brought, we will ultimately prevail. Any such claims, whether with or without merit, could be costly and time consuming, cause delays in introducing new or improved products and services, require us to enter royalty or licensing agreements or discontinue using the challenged technology and otherwise could have a material adverse effect on our business and financial results.

EMPLOYEES

     At December 31, 1999, we had 336 full-time employees, of which 171 were in sales and marketing, 115 were in operations and 50 were general administrative employees. Of these employees, 98 were based in Suwanee, Georgia, and 238 were based in 40 other states. Management believes that our relationship with our employees is satisfactory.

SEASONALITY

     The electronic transaction processing industry is prone to seasonal fluctuations in purchasing activity. Although we generally experience seasonality in our business, fluctuations are less pronounced than in the industry, due in part to our diverse customer base. We expect our revenues will be higher in the third and fourth calendar quarters and lower in the first calendar quarter of each year. The decline in retail activity following the holiday season typically results in lower first quarter revenues.

ITEM 2.  PROPERTIES

     Our principal executive offices were located until June 7, 1999 at 3295 River Exchange Drive, Suite 350, Norcross, Georgia 30092. On June 7, 1999, we relocated our offices to 3950 Johns Creek Court, Suite 100, Suwanee, Georgia 30024, and our main telephone number is (678) 475-5200. We lease our principal executive offices in Georgia and maintain offices in Riverside, California, Phoenix, Arizona, Seattle, Washington, New York, New York and Dallas, Texas. We believe that our new 41,000 square foot facilities will be adequate to support our operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

     Except as described below, we are not a party to, and none of our material properties is subject to, any material litigation other than routine litigation incidental to our business.

     Thomas J. Golab v. Towne Services, Inc., Drew W. Edwards, Henry M. Baroco, and Bruce F. Lowthers; Case No. 1:99-CV-2641-JTC; Filed in U.S. District, Northern District of Georgia on October 12, 1999.

     James E. Bolen v. Towne Services, Inc., Drew W. Edwards, Henry M. Baroco, and Bruce F. Lowthers; Case No. 1:99-CV-3067; Filed in U.S. District, Northern District of Georgia in November, 1999.

     These two suits are purported securities class actions brought by the named individual shareholders against Towne Services and two of its current officers and a former officer. No class has yet been certified. The complaint alleges, among other claims, that Towne Services should have disclosed in the prospectus used for its secondary public offering in June 1999 that it allegedly experienced serious problems with its network infrastructure and processing facilities during the move of its corporate headquarters in June 1999, and that these problems allegedly led to a higher than usual number of customers terminating their contracts during the second quarter. The complaint seeks an unspecified award of damages. A Motion to Consolidate the Golab and Bolen cases is pending. Discovery has not yet commenced. Towne Services believes that the allegations in the complaints are without merit and intends to defend the lawsuits vigorously.

     Edward H. Sullivan, Jr. and Lisa Sullivan v. Towne Services, Inc., Towne Services, Inc., as the successor to Banking Solutions, Inc., Banc Leasing.Com, Inc., the successor to BSI Capital Funding, Inc., Moseley & Standerfer, P.C., David R. Frank, Don G. Shafer, and Shannon W. Webb; filed in the District Court of Collin County, Texas; Judicial District 199; Civil Action No. 199-1848-99, on or about November 15, 1999.

     This lawsuit arises out of Towne Services' acquisition of Banking Solutions, Inc. ("BSI") through a stock purchase made by its subsidiary, BSI Acquisition Corp. in December 1998. Plaintiff Edward Sullivan, Jr. was a shareholder in, and had an employment contract with, BSI. Sullivan alleges, among other claims, that he entered into a Buy Out Agreement with BSI and certain BSI shareholders under which, in certain circumstances, Sullivan was to receive a commission based on the gross sales price paid by any purchaser of BSI. Sullivan contends that BSI and other shareholders allegedly fraudulently induced him to release them from the agreement by fraudulently misrepresenting the gross sales price paid by Towne Services' subsidiary in the stock purchase. Sullivan contends that Towne Services is liable to him as the successor to BSI, and also for allegedly tortiously interfering with the agreement. Sullivan also contends Towne Services conspired with the other defendants to misrepresent the "gross purchase price". Towne Services denies all allegations of the petition. Mr. Sullivan and his wife seek an unspecified amount of damages including a percentage of the gross sales price paid by Towne Services' subsidiary for the acquisition of BSI, as well as punitive damages, attorneys' fees, and prejudgment and post-judgment interest. Discovery has not yet begun. Towne Services believes that the allegations in the complaint are without merit and intends to defend the lawsuit vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of Towne's security holders during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION

     Since its initial public offering in August 1998, Towne's common stock has traded on the Nasdaq Stock Market's National Market under the symbol TWNE. As of December 31, 1999, Towne had approximately 5,187 beneficial holders of its common stock. Of this total, approximately 437 were shareholders of record.

     To date, Towne has not paid cash dividends on its common stock. Towne Services does not anticipate paying cash dividends on its common stock in the near future.

     The following table sets forth the high and low sales price information for Towne's common stock, as reported by Nasdaq, since Towne's common stock began trading publicly in August 1998:

                                                                STOCK PRICE
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
Third Quarter 1998..........................................  $8.25    $4.63
Fourth Quarter 1998.........................................   8.50     4.38
First Quarter 1999..........................................  10.63     5.38
Second Quarter 1999.........................................   8.13     7.13
Third Quarter 1999..........................................   3.88     2.88
Fourth Quarter 1999.........................................   4.53     3.00

RECENT SALES OF UNREGISTERED SECURITIES.

     In July 1999, we issued 81,016 shares of our common stock to shareholders of Imaging Institute, Inc. as part of the consideration for the purchase by Towne of the outstanding stock of Imaging Institute, Inc.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below. The selected consolidated financial data of Towne Services as of December 31, 1997, 1998 and 1999 were derived from Towne Services' consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated balance sheet as of December 31, 1995 and 1996 were derived from unaudited financial statements which, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of Towne's financial condition and results of operations. All amounts presented have been restated for pooling of interests resulting from the acquisition of Forseon Corporation in June 1999. The acquisition of Imaging Institute, Inc. in July 1999 is accounted for as a purchase. These results may not be indicative of future results. All numbers have been rounded and are in thousands, except for per share data.

                                                                          YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------------------------------
                                                        1995          1996          1997          1998          1999
                                                     -----------   -----------   -----------   -----------   -----------
                                                     (UNAUDITED)   (UNAUDITED)
STATEMENTS OF OPERATIONS DATA:
Revenues...........................................   $ 11,728      $ 11,933      $ 12,897      $ 18,149      $ 29,774
Costs and Expenses:
  Costs of processing, servicing and support.......      2,512         2,692         3,389         4,302         7,338
  Research and development.........................        281           857           968         1,041           536
  Sales and marketing..............................      6,802         6,791         7,988        13,389        20,014
  Stock compensation expense.......................         --           112            --         6,268           145
  Employee termination costs.......................         --            --            --         2,291         1,320
  Acquisition expense..............................         --            --            --            --         2,343
  General and administrative, excluding stock
    compensation, employee termination and
    acquisition expenses noted above...............      1,390         1,677         2,680         5,569        10,947
                                                      --------      --------      --------      --------      --------
         Total costs and expenses..................     10,985        12,129        15,025        32,860        42,643
                                                      --------      --------      --------      --------      --------
Operating income (loss)............................        743          (196)       (2,128)      (14,711)      (12,869)
                                                      --------      --------      --------      --------      --------
Other expenses:
  Interest expense (income), net...................        106            52           155          (226)         (711)
  Other expense (income)...........................         --             4            (1)           (6)            4
  Financing costs for stock issued to
    nonemployees...................................         --            --            --           323            --
                                                      --------      --------      --------      --------      --------
         Total other expenses......................        106            56           154            91          (707)
                                                      --------      --------      --------      --------      --------

                                                                          YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------------------------------
                                                        1995          1996          1997          1998          1999
                                                     -----------   -----------   -----------   -----------   -----------
                                                     (UNAUDITED)   (UNAUDITED)
  Income (Loss) before provision (benefit) from
    income taxes, extraordinary loss on early
    extinguishment of debt and cumulative effect of
    an accounting change...........................   $    637      $   (252)     $ (2,282)     $(14,802)     $(12,162)
                                                      --------      --------      --------      --------      --------
  Provision (benefit) for income taxes.............        319           182           104           (11)          222
  Income (Loss) before extraordinary loss on early
    extinguishment of debt and cumulative effect of
    an accounting change...........................   $    318      $   (434)     $ (2,386)     $(14,791)     $(12,384)
                                                      --------      --------      --------      --------      --------
  Extraordinary loss on early extinguishment of
    debt...........................................         --            --            --           476            --
  Cumulative effect of an accounting change........         --            --            --            --         3,183
                                                      --------      --------      --------      --------      --------
Net income (loss)..................................   $    318      $   (434)     $ (2,386)     $(15,267)     $(15,567)
                                                      ========      ========      ========      ========      ========
Preferred stock dividends..........................         --            --            --        (5,108)          (94)
Accretion of warrants with redemption feature......         --            --            --          (692)           --
Net income (loss) attributable to common
  shareholders before extraordinary loss and
  cumulative effect of accounting change:
  Basic............................................   $    318      $   (434)     $ (2,386)     $(20,591)     $(12,478)
                                                      ========      ========      ========      ========      ========
  Diluted..........................................   $    318      $   (434)     $ (2,516)     $(20,591)     $(12,478)
                                                      ========      ========      ========      ========      ========
Net income (loss) attributable to common
  shareholders per common share before
  extraordinary loss and cumulative effect of
  accounting change:
  Basic............................................   $   0.04      $  (0.06)     $  (0.21)     $  (1.18)     $  (0.51)
                                                      ========      ========      ========      ========      ========
  Diluted..........................................   $   0.04      $  (0.06)     $  (0.21)     $  (1.18)     $  (0.51)
                                                      ========      ========      ========      ========      ========
Net income (loss) attributable to common
  shareholders:
  Basic............................................   $    318      $   (434)     $ (2,386)     $(21,067)     $(15,661)
                                                      ========      ========      ========      ========      ========
  Diluted..........................................   $    318      $   (434)     $ (2,386)     $(21,067)     $(15,661)
                                                      ========      ========      ========      ========      ========
Net income (loss) attributable to common
  shareholders per common share:
  Basic............................................   $   0.04      $  (0.05)     $  (0.21)     $  (1.21)     $  (0.64)
                                                      ========      ========      ========      ========      ========
  Diluted..........................................   $   0.04      $  (0.05)     $  (0.21)     $  (1.21)     $  (0.64)
                                                      ========      ========      ========      ========      ========
  Weighted Average Common Shares Outstanding.......      7,225         8,588        11,513        17,432        24,533
                                                      ========      ========      ========      ========      ========
OTHER OPERATING DATA AT END OF PERIOD:
  Number of sales people...........................         75            77            86           170           166
  Number of bank contracts.........................         --            17            74           641           823
  Number of business customers.....................      1,323         1,378         1,492         3,043         3,861
                                                                               AT DECEMBER 31,
                                                     -------------------------------------------------------------------
                                                        1995          1996          1997          1998          1999
                                                     -----------   -----------   -----------   -----------   -----------
                                                     (UNAUDITED)   (UNAUDITED)
BALANCE SHEET DATA:
  Working capital..................................   $    910      $    815      $  2,638      $ 10,258      $ 21,692
  Total assets.....................................      4,414         4,289         7,200        38,747        57,737
Long-term debt, net of current portion.............        351           197         1,642            55         1,028
Shareholders' (deficit) equity.....................      1,152         1,601         2,722        29,394        49,672

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Annual Report contains several "forward-looking statements" concerning Towne Services' operations, performance, prospects, strategies and financial condition, including its future economic performance, intent, plans and objectives and the likelihood of success in developing and expanding its business. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond the control of Towne Services. Words such as "may," "would,"

"could," "will," "expect," "anticipate," "believe," "intend," "plan" and "estimate" are meant to identify such forward-looking statements. Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

     - whether Towne can successfully hire a new chief financial officer quickly and complete transitions in its management and operations;

     - the possible negative impact of lawsuits which have been filed against Towne on the company's stock price and ability to meet its business objectives, implement its growth strategies, and improve its financial condition and results of operations;

     - the distraction of management's time and attention and other possible adverse effects on the company's business and operations as a result of the loss of its chief financial officer and such lawsuits;

     - whether Towne can attain its business goals or achieve or continue its growth;

     - whether Towne can successfully complete the integration of acquired businesses and products;

     - market acceptance of new products and services;

     - Towne's limited operating history and whether it will be able to achieve or maintain profitability;

     - whether Towne can continue and manage growth or execute agreements with new customers or strategic acquisition candidates;

     - competition; and

     - other factors discussed in this Annual Report and in Towne's filings with Securities and Exchange Commission, including its registration statements on Form S-4 (No. 333-76493) as declared effective on June 10, 1999, and Form S-1 (No. 333-76659) declared effective on June 23, 1999, and the "Risk Factors" sections contained therein.

OVERVIEW

     Towne Services, Inc. provides services and products that process sales and payment information and related financing transactions for small businesses and banks in the United States. We deliver these services and products online via an electronic hub, or gateway, that links business and bank customers with the Company and other providers of products and services that can benefit these customers. We use this electronic gateway to deliver a variety of business and management solutions using internet and telecommunication connections. Towne Services currently generates revenues through the deployment and use of three primary products: TOWNE CREDIT(R), which processes consumer credit transactions for small and medium size retail merchants; TOWNE FINANCE(R) and CASHFLOW MANAGER(SM), which process business-to-business credit transactions for small commercial businesses; RMSA Forecast, which processes sales and inventory transactions and provides merchandising information for small specialty retail stores; and ancillary services related to these products. With each of these products, we generate initial set-up fees, discount fees and recurring monthly transaction processing fees. Management believes the prices charged for both the initial set-up fees and the recurring transaction fees are based upon the relative fair value of the related services provided.

     Bank set-up fees include charges for installation, implementation and training of our bank and business customers. In response to the issuance of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB No. 101") we began recognizing all revenues from set-up fees on a deferred basis over the estimated life of the contract terms and for certain cancellation clauses and/or return guarantees until the guarantee period is expired. The effects of this change in accounting principle were applied cumulatively as of the beginning of the fourth quarter of 1999. Prior to the adoption of SAB No. 101, we recognized set-up fees upon execution of the related contract. Set-up fees charged to each bank vary depending on the asset size of the bank and the number of communities served.

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

     Sales and marketing expenses consist primarily of salaries and commissions, travel expenses, advertising costs, trade show expenses, hiring costs and costs of marketing materials. These expenses also include the costs incurred to develop our indirect marketing channels.

     In August 1998, we completed our initial public offering ("IPO") of our common stock. The total proceeds of the IPO, net of underwriting discounts and offering expenses, were approximately $27.0 million. We issued 3,850,000 shares of common stock at an offering price at $8.00 per share. Subsequent to the IPO, the Company converted all outstanding shares of Series A Preferred Stock to 1,217,903 shares of common stock, and warrants of 308,982 shares of common stock were exercised.

     In December 1998, we acquired the outstanding capital stock of Banking Solutions, Inc. ("Banking Solutions"), for approximately $14.9 million in cash and stock. Banking Solutions is a developer and provider of a transaction processing system, CASHFLOW MANAGER, an accounts receivable financing program similar to the TOWNE FINANCE product. In connection with the acquisition of Banking Solutions, we issued 744,431 shares of common stock at $6.73 per share. The remainder of the purchase price was paid in cash. We recorded this transaction using the purchase method of accounting. We have recorded goodwill in the amount of $14.6 million as a result of this merger, which is being amortized over a period of 12 years.

     In June 1999, we completed a public offering of 4,500,000 shares of common stock at an offering price to the public of $7.125 per share and on July 20, 1999, 675,000 shares of common stock were issued and sold pursuant to an underwriters' over-allotment provision in connection with this public offering. The total proceeds to Towne from the public offering, net of underwriting discounts and offering expenses, were approximately $33.0 million.

     In June 1999, we acquired Forseon Corporation, a company based in Riverside, California. Forseon provides products and services for retail businesses that process inventory, accounts receivable and point of sale transaction information and generate merchandise forecasts and management reports. We issued a total of 2,075,345 shares of our common stock in exchange for all outstanding stock and options to acquire stock in Forseon. The merger was accounted for as a pooling of interests. Ten percent of the Towne common stock has been held back in escrow to satisfy the indemnification obligations of Forseon stockholders under the merger agreement. We incurred approximately $2.3 million in expenses related to the acquisition of Forseon.

     In July 1999, we acquired all of the issued and outstanding stock of Imaging Institute, Inc., a Bloomington, Minnesota-based company, for approximately $1.2 million cash and the issuance of up to 81,016 shares of our common stock. Imaging Institute's main products include AUGUSTA and EzVIEW

VAULT(TM), which offer unique and functional document imaging and archiving solutions tailored for small to medium size businesses. In connection with the purchase of Imaging Institute, we recorded goodwill in the amount of $1.9 million, which will be amortized over a five-year period.

     For the years ended December 31, 1997, 1998 and 1999, we had net losses of approximately $2.4 million, $15.3 million and $15.6 million, respectively. As of December 31, 1998, our accumulated deficit was $24.2 million. Approximately $12.9 million of this accumulated deficit resulted from one-time non-cash charges, and $2.3 million of this accumulated deficit resulted from a one-time charge relating to employee termination agreements related to the purchase of Banking Solutions, Inc. in December 1998. As of December 31, 1999, we had an accumulated deficit of $39.8 million, of which $15.6 million related to 1999. Approximately $7.8 million of this $15.6 million increase in accumulated deficit resulted from one-time charges, including a non-cash charge of $3.2 million related to a cumulative effect of an accounting change resulting from adoption of Staff Accounting Bulletin No. 101, a charge of $2.3 million related to the acquisition of Forseon, a charge of 1.6 million related to employee severance packages and a loss on a sublease agreement and a non-cash charge of $595,000 related to a deferred tax asset from Forseon.

     Our business has grown rapidly with total revenues increasing from $12.9 million for 1997 to $18.1 million in 1998 and $29.8 million in 1999. However, we have experienced net losses in each of these periods and expect to continue to incur losses for the foreseeable future. Although we have experienced significant revenue growth, there can be no assurance that these growth rates are sustainable, and they should not be relied upon as indicators of future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development and relatively new and changing markets. There can be no assurance that we will be successful in addressing these risks and difficulties or that we will achieve profitability in the future.

RESULTS OF OPERATIONS

     The following table sets forth our condensed historical operating information, as a percentage of total revenues, for the periods indicated:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              1997    1998    1999
                                                              ----    ----    ----
Revenues....................................................  100%     100%   100%
  Costs of processing, servicing, and support...............   26       24     25
  Research and development..................................    7        5      2
  Sales and marketing.......................................   62       74     67
  Stock compensation expense................................   --       35     --
  Employee termination costs................................   --       13      4
  Acquisition expense.......................................   --       --      8
  General and administrative, excluding stock compensation,
     employee termination and acquisition expenses noted
     above..................................................   21       31     37
                                                              ---     ----    ---
          Total costs and expenses..........................  116      182    143
                                                              ---     ----    ---
Operating Loss..............................................  (16)     (81)   (43)
Interest expense (income), net..............................    1       (1)    (2)
Other expense (income), net.................................   --       --     --
Financing costs for stock issued to nonemployees............   --        2     --
                                                              ---     ----    ---
          Total other expenses..............................    1        1     (2)
                                                              ---     ----    ---
Net loss before provision (benefit) from income taxes,
  extraordinary loss and cumulative effect of an accounting
  change....................................................  (18)%    (82)%  (41)
                                                              ===     ====    ===
Net loss before extraordinary item and cumulative effect of
  an accounting change......................................  (19)%    (81)%  (42)%
                                                              ===     ====    ===
Net loss....................................................  (19)%    (84)%  (52)%
                                                              ===     ====    ===
Net loss attributable to common shareholders................  (19)%   (116)%  (53)%
                                                              ===     ====    ===

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1999

     Revenues. Our revenues increased from $18.1 million in 1998 to $29.8 million in 1999. During these two periods, recurring revenues accounted for approximately 69% and 73% of total revenues, respectively. Set-up fees accounted for approximately 20% and 15% of total revenues, respectively. Other nonrecurring revenues accounted for approximately 11% and 12% of total revenues, respectively. The increase in revenues during these periods is attributed primarily to an increase in transaction processing revenues and set-up fees as a result of the increase in the number of customers. The increase in other nonrecurring revenues is primarily a result of an increase in software license fee revenues of our inventory management, collection works and document imaging products.

     Costs of Processing, Servicing and Support. Costs of processing, servicing and support increased from $4.3 million in 1998 to $7.3 million in 1999. These costs were approximately 24% and 25% of total revenues, respectively, for these two periods. Costs of processing, servicing and support increased as a result of additional services and support functions necessary to support our growth both through the acquisition of new customers and the acquisition of complementary businesses. Towne anticipates that these costs will continue to increase as its customer base expands.

     Research and Development. Research and development expenses decreased from $1.0 million in 1998 to $536,000 in 1999. Research and development expenses represented approximately 5% and 2% of total revenues, respectively, during these two periods. Research and development costs have decreased compared to 1998 as a result of our products reaching technological feasibility and being capitalized in accordance with FASB 86. In addition, we did not incur significant costs to make our products year 2000 compliant because our products are currently designed to properly function through and beyond the year 2000. Please see "-- Effects of the Year 2000" for further discussion about the efforts we made to make our systems and operations ready for the year 2000.

     Sales and Marketing. Sales and marketing expenses increased from $13.4 million in 1998 to $20.0 million in 1999. Sales and marketing expenses were approximately 74% and 67% of total revenues, respectively, during these two periods. The increase in the dollar amount of these expenses is primarily the result of a significant increase in the number of sales personnel in remote locations, related business travel expenses, recruiting expenses to attract new sales employees and increased costs for marketing materials used to recruit potential bank and business customers. Towne anticipates that sales and marketing expenses will continue to increase as we expand our sales and marketing efforts. Costs of sales and marketing decreased as a percentage of revenues as a result of substantially increased revenues and improved operating efficiencies.

     Stock Compensation Expense. Stock compensation expense was $6.3 million in 1998 and $145,000 in 1999. In the first quarter of 1998, Towne sold shares of common stock and issued options to acquire common stock at what management believed to be the fair market value of the common stock at that time. Towne retained an independent appraiser who subsequently valued the common stock at a higher price. We will record $725,000 ($145,000 per year) of stock compensation expense over the five-year vesting period of the options.

     Employee Termination Costs. Employee termination costs decreased from $2.3 million in 1998 to $1.3 million in 1999. These expenses represented approximately 13% and 4% of total revenues, respectively, during these two periods. In connection with the acquisition of Banking Solutions in December 1998, Towne recognized a one-time charge in the amount of $2.3 million relating to employee terminations that were not finalized at the date of the purchase. In 1999, Towne recorded $1.3 million relating to severance benefits for two former employees. The severance benefits consisted of $1.0 million in cash payments and $234,000 related to the early vesting of previously unvested stock options.

     Acquisition expense. Acquisition expense for the year ended December 31, 1999 was approximately $2.3 million, all of which related to the acquisition of Forseon. This cost represented approximately 8% of total revenues for this period. We incurred no similar acquisition expense for the year ended December 31, 1998. In June 1999, Towne acquired Forseon Corporation. Towne issued a total of 2,075,345 shares of our common stock in exchange for all outstanding stock and options to acquire stock in Forseon. The merger was accounted for as a pooling of interests. Ten percent of the Towne common stock has been held back in escrow to satisfy the indemnification obligations of Forseon stockholders under the merger agreement.

     General and Administrative. General and administrative expenses increased from $5.6 million in 1998 to $10.9 million in 1999. These costs represented approximately 31% and 37% of total revenues, respectively, for these two periods. The increase in these expenses was primarily the result of increases in the number of executive and administrative employees and expenses related to our growth, amortization expenses relating to acquisitions, write-offs of uncollectible accounts receivables, costs incurred for relocation to our new office facility and a one-time charge relating to a sublease agreement that was terminated early. Also, Towne incurred additional costs related to being a public company, including annual and other public reporting expenses, directors' and officers' liability insurance, investor relations programs and professional services fees. We anticipate that general and administrative expenses will continue to increase in the near future as Towne continues the upgrade of internal systems to enhance management's ability to obtain and analyze information about its operations.

     Interest Expense (Income), Net. Towne reported net interest income of $226,000 in 1998 and $711,000 in 1999. Net interest income increased as a result of earnings on investments of cash proceeds received from our initial public offering in August 1998 and our second public offering in June 1999.

     Extraordinary Loss. Towne reported an extraordinary loss during 1998 resulting from the early extinguishment of debt in the amount of $476,000. The extraordinary loss was comprised of $218,000 unamortized discount on a promissory note and $258,000 deferred debt issuance costs. See note 5 of Notes to Towne's consolidated financial statements. We incurred no similar extraordinary losses for the corresponding year ended December 31, 1999.

     Cumulative Effect of Accounting Change. Towne reported a cumulative effect of an accounting change during 1999 in the amount of $3.2 million related to revenue recognition of its initial set-up fees. In response to the issuance of the Securities and Exchange Commission Staff Accounting Bulletin No.
101 -- "Revenue Recognition in Financial Statements," the Company began recognizing all revenues from set-up fees on a deferred basis. The effect of this change in accounting principle was applied cumulatively as of the beginning of the fourth quarter of 1999.

     Income Taxes. As of December 31, 1999, Towne Services had net operating loss carry forwards ("NOLs") of approximately $27.3 million for federal tax purposes, which will expire if not utilized beginning 2012. Due to changes in the Company's ownership structure, the Company's use of its NOLs as of October 1, 1997 of approximately $2.5 million will be limited to approximately $550,000 in any given year to offset future taxes. In addition, due to the Company's acquisitions during 1998 and 1999, NOLs of approximately $6.1 million will be limited to approximately $1.6 million in any given year to offset future taxes. If Towne does not realize taxable income in excess of the limitation in future years, certain NOLs will be unrealizable. Once these net operating loss carryforwards are utilized or expire, the Company's projected effective tax rate will increase which will adversely affect the Company's operating results and financial condition.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1998

     Revenues. Our revenues increased from $12.9 million in 1997 to $18.1 million in 1998. During these two periods, recurring revenues accounted for approximately 83% and 69% of total revenues, respectively. Set-up fees accounted for approximately 6% and 20%, respectively, of total revenues in 1997 and 1998. Other nonrecurring revenues accounted for approximately 11% and 11% of total revenues, respectively. The increase in the revenues during these periods is attributed primarily to an increase in transaction processing revenues (including as a result of the acquisition of Banking Solutions in December
1998). The increase in dollar amount of other nonrecurring revenues is primarily a result of an increase in software license fee revenues of our collection works products.

     Costs of Processing, Servicing and Support. Costs of processing, servicing and support increased from $3.4 million in 1997 to $4.3 million in 1998. These costs were approximately 26% and 24% of total revenues, respectively, for these two periods. The dollar amount of costs of processing, servicing and support increased as a result of additional services and support functions necessary to support Towne's growth, both through the acquisition of new customers and the acquisition of complementary businesses. Costs of processing, servicing and support decreased as a percentage of revenues as a result of substantially increased revenues and improved operating efficiencies.

     Research and Development. Research and development expenses increased from $968,000 in 1997 to $1.0 million in 1998. Research and development expenses represented approximately 7% and 5% of total revenues, respectively, during these two periods. The increase in dollar amounts was due primarily to the continued development of new products.

     Sales and Marketing. Sales and marketing expenses increased from $8.0 million in 1997 to $13.4 million in 1998. Sales and marketing expenses were approximately 62% and 74% of total revenues, respectively, during these two periods. The increase in these expenses is primarily the result of significant increases in the number of sales personnel in remote locations, related travel expenses and costs for marketing materials used to recruit potential bank and business customers.

     Stock Compensation Expense. Stock compensation expense was $6.3 million for the year ended December 31, 1998. In the first quarter of 1998, Towne sold shares of common stock and issued options to acquire common stock at what management believed to be the fair market value of the common stock at that time. Towne retained an independent appraiser who subsequently valued the common stock at a higher price. We will record $725,000 ($145,000 per year) of stock compensation expense over the five-year vesting period of the options.

     Employee Termination Costs. In connection with the acquisition of Banking Solutions in December 1998, Towne a one-time charge in the amount of $2.3 million relating to employee terminations that were not finalized at the date of purchase. We incurred no similar employee termination costs for the year ended December 31, 1997.

     General and Administrative. General and administrative expenses increased from $2.7 million in 1997 to $5.6 million in 1998. These costs represented approximately 21% and 31% of total revenues, respectively, for these two periods. The increase in these expenses was primarily the result of increases in the number of executive and administrative employees, the executive and administrative expenses related to our growth and amortization expenses related to acquisitions. Also, Towne incurred additional costs related to being a public company, including annual and other public reporting costs, directors' and officers' liability insurance, investor relations programs and professional services fees.

     Interest Expense (Income), Net. Towne reported net interest expense of $155,000 in 1997 and net interest income of $226,000 in 1998. Interest expense decreased as a result of the repayment of debt obligations and interest income increased as a result of earnings on investments of cash proceeds received from the initial public offering.

     Extraordinary Loss. Towne reported an extraordinary loss during 1998 resulting from the early extinguishment of debt in the amount of $476,000. The extraordinary loss was comprised of $218,000 unamortized discount on a promissory note and $258,000 deferred debt issuance costs. See note 5 of Notes to Towne's Financial Statements.

     Income Taxes. As of December 31, 1998, Towne had net operating losses, or NOLs, of approximately $14.2 million for federal tax purposes, which will expire in 2011, if not utilized.

     During Towne's short history, our operating results have varied significantly and are likely to fluctuate significantly in the future as a result of a combination of factors. These factors include:

     - whether we can successfully hire a new chief financial officer quickly and complete transitions in our management team and operations;

     - the possible negative impact of lawsuits which have been filed against Towne on the company's stock price and ability to meet is business objectives, implement its growth strategies, and improve its financial condition and results of operations;

     - the distraction of management's time and attention and other possible adverse effects on the company's business and operations as a result of the loss of its chief financial officer and such lawsuits;

     - whether Towne can attain its business goals or achieve or continue its growth;

     - whether Towne can successfully complete the integration of acquired businesses and products;

     - market acceptance of new products and services;

     - Towne's limited operating history and whether it will be able to achieve or maintain profitability;

     - whether Towne can continue and manage growth or execute agreements with new customers or strategic acquisition candidates;

     - competition; and

     - other factors discussed in this Annual Report and in Towne's filings with Securities and Exchange Commission, including its registration statements on Form S-4 (No. 333-76493) as declared effective on June 10, 1999, and Form S-1 (333-76659) declared effective on June 23, 1999, and the "Risk Factors" sections contained therein.

     In addition, the amount of revenues associated with particular set-up fees can vary significantly based upon the number of products used by customers for any particular period. We establish our expenditure levels for product development, sales and marketing and other operating expenses based, in large part, on our anticipated revenues. As a result, if revenues fall below expectations, operating results and net income are likely to be adversely and disproportionately affected because only a portion of our expenses varies with revenues.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations primarily through sales of equity securities in private placements, our initial public offering, our second public offering and through credit facilities. During 1997, we received aggregate net proceeds of $3.5 million from the sale of common stock in private transactions. In March 1998, we received net proceeds of $1.5 million from the sale of Series A preferred stock in a private placement. In July 1998, we received net proceeds of approximately $27.0 million from the initial public offering of our common stock. In June 1999, we received net proceeds of approximately $33.0 million from a second public offering of our common stock and approximately $2.0 million from the sale of our Series B preferred stock in a private placement.

     In December 1998, Towne borrowed $5.0 million on a short-term line of credit from First Union National Bank. The line of credit had a term of one year with an interest rate of LIBOR plus 2.0%, or 7.1% at December 31, 1998. It was secured by a deposit account maintained with the lender. The line of credit was paid in full and terminated in January 1999.

     In June 1999, we entered into a five-year capital lease obligation with Synovus Leasing Company to finance the purchase of office furniture and fixtures. The capital lease obligation of $633,000 includes interest expense of $122,000 or 8.75% of the principal. The amount of the minimum monthly lease obligation, consisting of principal and interest, is $11,000.

     In June 1999, we entered into a five-year capital lease obligation with NEC America, Inc. to finance the purchase of office telecommunications equipment. The capital lease obligation of $546,000 includes interest expense of $104,000 or 8.61% of the principal. The amount of the minimum monthly lease obligation, consisting of principal and interest, is $9,000.

     In August 1999, we entered into a five-year capital lease obligation with Synovus Leasing Company to finance the purchase of a generator. The capital lease obligation of $510,000 includes interest expense of $98,000, or 8.75%, of the principal. The amount of the minimum monthly lease obligation, consisting of principal and interest, is $8,500.

     Net cash used in operating activities was approximately $1.9 million in 1997, $9.9 million in 1998 and $9.8 million in 1999. Net cash used in 1997 represents (a) a $2.4 million net loss, (b) a $238,000 increase in accounts receivable and (c) a $249,000 increase in prepaid expense and other assets, partially offset by (d) a $412,000 increase in accounts payable and accrued expenses. Net cash used in operating activities during 1998 primarily represents
(a) a $15.3 million net loss and (b) a $3.1 million increase in accounts receivable, partially offset by (c) $6.4 million in non-cash compensation expense and (d) $975,000 in accrued expenses. Net cash used in operating activities during 1999 primarily represents (a) a $15.6 million net loss, partially offset by (b) a $2.2 million increase in accounts receivable, (c) a $1.5 million increase in accounts payable and accrued expenses and (d) a $2.0 million increase in deferred revenue.

     Net cash used in investing activities was approximately $663,000 for 1997, $13.0 million for 1998 and $12.1 million in 1999. Net cash used in investing activities during 1997 represents $584,000 for the purchase of computer equipment used in conducting our business and $79,000 of notes receivable due from a shareholder. Net cash used in investing activities during 1998 represents
(a) an increase of $10.4 million to acquire Banking Solutions, Inc., (b) $1.9 million for the purchase of computer equipment and other capital equipment used in conducting our business, (c) $510,000 to acquire some of the assets and liabilities of Credit Collection Solutions, Inc. and (d) $170,000 in notes due from shareholders. Net cash used in investing activities during 1999 represents
(a) an increase of $1.8 million of expenses related to acquisitions, (b) $1.0 million in notes due from shareholders, (c) $1.4 million for the purchase of short-term investments and (d) $7.9 million for the purchase of computer equipment and other capital equipment used in conducting our business.

     Net cash provided by financing activities was $4.8 million, $33.3 million and $28.8 million for the years ended December 31, 1997, 1998 and 1999, respectively. Net cash provided by financing activities for 1997 included (a) $2.5 million of proceeds from borrowings, (b) $79,000 related to stock option exercises and (c) $2.8 million from sales of our common stock, offset by (d) the repayment of $550,000 of outstanding debt. Net cash provided by financing activities for 1998 consisted primarily of (a) $28.2 million of net proceeds received from sales of our common stock, (b) $1.5 million from the issuance of preferred stock, (c) $584,000 from the exercise of stock options and (d) $3.1 million of net proceeds from the issuance of other securities and payment of outstanding debt obligations. Net cash provided by financing activities for 1999 consisted primarily of (a) $35.0 million of proceeds from the issuance of securities, offset by (b) $5.4 million for the repayment of outstanding short-term debt obligations and (c) $391,000 related to stock option exercises and repurchases of common stock.

EFFECTS OF THE YEAR 2000

     Our business and customer relationships rely on computer software programs, internal operating systems and telephone and other network communication connections. If any of these programs, systems or network connections have not been programmed to recognize and properly process dates after December 31, 1999 (the "Year 2000" issue), significant system failures or errors may result which could have a material adverse effect on the business, financial condition, or results of operations of both our company and our affected customers. During 1999 we tested our proprietary point of sale terminals and connections and transaction processing software to ensure that our products and the related network connections we maintain are able to process dates after December 31, 1999. We also completed the remediation and testing of the Charter System, and all of our Charter System clients are now using the remediated version. Year 2000 compliance testing on our mainframe-based forecasting system was completed on July 1, 1999 and we have implemented the remediated version of this mainframe-based forecasting system and have experienced no significant problems with the remediated system. The cost to us for the remediation or replacement of these products was not material.

     We transmit data to and from our clients electronically. Our electronic data transmissions are functioning to date. We also use certain third party software, operating systems and software development tools in our operations. We have completed the assessment of our third party software and development tools and have determined that this software meets our Year 2000 compliance standards. We have not experienced any significant problems with our internal accounting and operating systems and network communications. Our personnel will continue to monitor our network connections to help ensure that these programs and systems continue to remain operational. We intend to modify or replace any products or systems that are unable to properly function as a result of the Year 2000 issue and believe we will be able to do so without incurring costs or delays which would have a material adverse effect on our financial condition.

     We supply software products needed to run our processing systems to our customers that are installed on customer-supplied computer systems and did not test any other products or systems used in our customers' businesses. We do not know of any material Year 2000 problems experienced by our customers related to our products and services. If our customers have not successfully addressed Year 2000 issues in their operations and, as a result, experience temporary or permanent interruptions in their businesses, we may lose revenues from these customers, which could have a material adverse effect on our business, financial condition and results of operations.

RECENT ACCOUNTING STANDARDS

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

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The adoption of SFAS No. 131 did not have an impact on our financial statements, as we operate in only one business segment, electronic transaction processing. Our operating business segments provide electronic transaction processing for small business in-house accounts. The segments use our central administrative offices for customer support, centralized processing and sales support. In addition, our sales force markets all products within their assigned markets. We consequently consider all of our products as one reportable segment under the definitions in SFAS No. 131.

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

     In response to the issuance of the Securities and Exchange Commission Staff Accounting Bulletin No. 10, "Revenue Recognition in Financial Statements," the Company began recognizing all revenues from set-up fees on a deferred basis. The effects of this change in accounting principle were applied cumulatively as of the beginning of the fourth quarter of 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of Towne, including Towne's consolidated balance sheets as of December 31, 1999 and 1998 and consolidated statements of income, consolidated statements of cash flows and consolidated statements of changes in shareholders' equity for the three years ended December 31, 1999, together with the report thereto of Arthur Andersen LLP dated March 3, 2000, and the schedule containing certain supporting information are attached hereto as pages F-1 through F-24.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

     Some information required by Part III is omitted from this Annual Report because we will file a definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement") not later than 120 days after the end of the financial year covered by this Annual Report, and this information is incorporated herein by reference into this Annual Report.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

     The following consolidated financial statements of Towne Services, Inc. and its subsidiaries are filed as part of this Annual Report and are attached hereto as pages F-1 to F-24:

        Report of Independent Public Accountants

        Consolidated Balance Sheets of December 31, 1998 and 1999

        Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999

        Consolidated Statements of Shareholders' Equity for the years ended
           December 31, 1997, 1998 and 1999

        Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999

        Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                                        BEGINNING   CHARGED TO                ENDING
DESCRIPTION                                              BALANCE     EXPENSE     DEDUCTIONS   BALANCE
-----------                                             ---------   ----------   ----------   -------
December 31, 1997 Allowance for Doubtful Accounts.....    63,000       77,000       69,000     71,000
December 31, 1998 Allowance for Doubtful Accounts.....    71,000      375,000       48,000    398,000
December 31, 1999 Allowance for Doubtful Accounts.....   398,000    1,644,000    1,510,000    532,000

(a)(3) Exhibits

EXHIBIT
  NO.                                DESCRIPTION
-------                              -----------
  2.1   --   Agreement and Plan of Merger by and among Towne Services,
             Inc., TSI Acquisition One, Inc., Forseon Corporation and
             certain of the stockholders of Forseon Corporation dated as of March 25, 1999.***
  2.2   --   Escrow Agreement dated June 19, 1999 by and among Towne
             Services, Inc., Dan Paul and Allen Merrill, each in their
             capacity as a stockholder representative, and First Union
             National Bank (incorporated by reference to the Company's
             Quarterly Report on Form 10-Q filed on August 16, 1999).
  3.1   --   Amended and Restated Articles of Incorporation, as filed
             with the Secretary of State of the State of Georgia on July
             29, 1998.**
  3.2   --   Amended and Restated Bylaws, effective May 19, 1998.**
  3.3   --   Articles of amendment to the Amended and Restated Articles of Incorporation of Towne Services Inc., as filed with the
             Secretary of State of Georgia on May 21, 1999.**
  3.4   --   Amendment to the Amended and Restated Bylaws of Towne
             Services Inc., effective May 21, 1999.**
  3.5   --   Articles of Amendment to the Amended and Restated Articles
             of Incorporation of Towne Services Inc., as filed with the
             Secretary of State of Georgia on June 11, 1999.**
  4.1   --   See Exhibits 3.1 through 3.5 for provisions of the Amended and Restated Articles of Incorporation and Amended and
             Restated Bylaws defining the rights of the holders of common stock of the Company.
 10.1   --   1996 Stock Option Plan (including form of Stock Option
             Agreement.*/+
 10.2   --   1998 Stock Option Plan (including form of Stock Option
             Agreement).*/+

EXHIBIT
  NO.                                DESCRIPTION
-------                              -----------
 10.3   --   Form of Non-Qualified Stock Option Agreement.*/+
 10.4   --   Employment Agreement by and between Towne Services, Inc. and
             Henry M. Baroco dated as of January 15, 1997.*/+
 10.5   --   Employment Agreement by and between Towne Services, Inc. and
             Cleve Shultz dated as of May 19, 1998.*/+
 10.6   --   Form of TOWNE CREDIT Bank Marketing Agreement.*
 10.7   --   Form of TOWNE FINANCE Bank Marketing Agreement.*
 10.8   --   Form of TOWNE CREDIT Merchant Processing Agreement.*
 10.9   --   Form of TOWNE FINANCE Client Processing Agreement.*
 10.10  --   Form of CASH FLOW MANAGER Merchant Services Agreement
             (incorporated by reference to the exhibits to Towne's Annual
             Report on Form 10-K filed on March 26, 1999).
 10.11  --   Form of CASH FLOW MANAGER License Agreement (incorporated by reference to the exhibits to Towne's Annual Report on Form
             10-K filed on March 26, 1999).
 10.12  --   Form of Independent Bankers Bank General Marketing Agent
             Agreement (incorporated by reference to the exhibits to
             Towne's Annual Report on Form 10-K filed on March 26, 1999).
 10.13  --   Registration Rights Agreement dated as of March 13, 1998 by and between Towne Services, Inc. and Capital Appreciation
             Partners, L.P.*
 10.14  --   Form of Indemnification Agreement entered into between Towne
             Services, Inc. and its directors and officers.*
 10.15  --   Promissory note dated September 8, 1997 issued to Towne
             Services, Inc. by Henry M. Baroco.*+
 10.16  --   Promissory note dated April 1, 1998 issued to Towne
             Services, Inc. by Bruce F. Lowthers, Jr.*+
 10.17  --   Promissory Note dated October 8, 1998 issued to Towne
             Services, Inc. by Henry M. Baroco (incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K filed on March 26, 1999).+
 10.18  --   Promissory note dated July 22, 1999 issued to Towne
             Services, Inc. by Cleve B. Schultz.+
 10.19  --   Promissory note dated July 22, 1999 issued to Towne
             Services, Inc. by Henry M. Baroco.+
 10.20  --   Promissory note dated July 22, 1999 issued to Towne
             Services, Inc. by Bruce F. Lowthers, Jr.+
 10.21  --   Form of General Marketing Agent Agreement.*
 10.22  --   Sublease Agreement by and among Technology Park/Atlanta,
             Inc. and Towne Services, Inc. dated March 9, 1999
             (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 7, 1999).
 10.23  --   Director Stock Option Plan, adopted April 15, 1999
             (incorporated by reference to Appendix B to the Company's
             definitive Proxy Statement for its 1999 Annual Meeting filed on April 26, 1999).+
 10.24  --   Stock Purchase Warrant by and between Towne Services Inc., and Synovus Financial Corporation dated June 16, 1999
             (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 16, 1999).
 10.25  --   Form of promissory notes for executive officers
             (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 12, 1999).
 10.26  --   Registration Rights Agreement dated as of July 19, 1999
             between Towne Services, Inc. and the shareholders of Imaging
             Institute, Inc.
 10.27  --   Private Label Internet Service Provider Agreement dated
             December 14, 1999 between Towne Services, Inc. and Lynxus,
             Inc.

EXHIBIT
  NO.                                DESCRIPTION
-------                              -----------
 10.28  --   Contract for Payroll Services dated December 15, 1999
             between Towne Services, Inc. and Pay System of America, a
             subsidiary of Concord EFS.
 10.29  --   Referral Agreement dated December 15, 1999 between Towne
             Services Inc. and NOVA Information Systems, Inc.
 10.30  --   Master License Agreement dated December 8, 1999 between
             Towne Services, Inc. and Trans Union LLC.
 10.31  --   Agreement dated June 24, 1998 between Towne Services, Inc.
             and Total Debt Management, formerly Wallace and De Mayo,
             P.C.
 10.32  --   Agreement dated December 22, 1998 between Towne Services,
             Inc. and Princeton eCom Corporation.
 21.1   --   Subsidiaries of Towne Services, Inc.
 23.1   --   Consent of Arthur Andersen, LLP.
 24.1   --   Power of Attorney (contained or the signature page hereof).
 27.1   --   Financial Data Schedule for the period ending December 31,
             1999 (for SEC use only).
 27.2   --   Restated Financial Data Schedule for the period ending
             December 31, 1998 (for SEC use only).
 27.3   --   Restated Financial Data Schedule for the period ending
             December 31, 1997 (for SEC use only).

---------------

  * Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (No. 333-53341) as declared effective by the Securities and Exchange Commission on July 30, 1998.
 ** Incorporated by reference to the exhibits to the Company's Registration
    Statement on Form S-1 (No. 333-76859) as declared effective by the Securities and Exchange Commission on June 23, 1999.
*** Incorporated by reference to the exhibits to the Company's Registration
    Statement on Form S-4 (No. 333-76493) as declared by the Securities and Exchange Commission on June 10, 1999.
 + This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

(b) Reports on Form 8-K

     There were no reports filed on Form 8-K during the three month period ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          Towne Services, Inc.

                                          By:       /s/ G. LYNN BOGGS
                                            ------------------------------------
                                                       G. Lynn Boggs
                                            Chairman and Chief Executive Officer

March 29, 2000

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, G. Lynn Boggs and Henry M. Baroco, and each one of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report (Form 10-K) and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchanges Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                  /s/ G. LYNN BOGGS                    Chairman of the Board and        March 29, 2000
-----------------------------------------------------    Chief Executive Officer
                    G. Lynn Boggs                        (principal executive officer)

                /s/ MICHELE A. BOWMAN                  Vice President and Controller    March 29, 2000
-----------------------------------------------------    (principal financial and
                  Michele A. Bowman                      accounting officer)

                 /s/ HENRY M. BAROCO                   President, Chief Operating       March 29, 2000
-----------------------------------------------------    Officer and Director
                   Henry M. Baroco

                 /s/ FRANK W. BROWN                    Director                         March 29, 2000
-----------------------------------------------------
                   Frank W. Brown

                 /s/ JOHN W. COLLINS                   Director                         March 29, 2000
-----------------------------------------------------
                   John W. Collins

                /s/ J. STANLEY MACKIN                  Director                         March 29, 2000
-----------------------------------------------------
                  J. Stanley Mackin

                 /s/ JOE M. RODGERS                    Director                         March 29, 2000
-----------------------------------------------------
                   Joe M. Rodgers

             /s/ JOHN D. SCHNEIDER, JR.                Director                         March 29, 2000
-----------------------------------------------------
               John D. Schneider, Jr.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

             /s/ J. DANIEL SPEIGHT, JR.                Director                         March 29, 2000
-----------------------------------------------------
               J. Daniel Speight, Jr.

                 /s/ GLENN W. STURM                    Director                         March 29, 2000
-----------------------------------------------------
                   Glenn W. Sturm

                /s/ J. STEPHEN TURNER                  Director                         March 29, 2000
-----------------------------------------------------
                  J. Stephen Turner

                /s/ BAHRAM YUSEFZADEH                  Director                         March 29, 2000
-----------------------------------------------------
                  Bahram Yusefzadeh

                              TOWNE SERVICES, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998 AND 1999

                               TABLE OF CONTENTS


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS....................  F-2

FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of December 31, 1998 and
     1999...................................................  F-3

  Consolidated Statements of Operations for the Years Ended
     December 31, 1997, 1998 and 1999.......................  F-4

  Consolidated Statements of Shareholders' Equity for the
     Years Ended December 31, 1997, 1998 and 1999...........  F-5

  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1998 and 1999.......................  F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Towne Services, Inc.:

     We have audited the accompanying consolidated balance sheets of TOWNE SERVICES, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1998 and 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Towne Services, Inc. and subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

     As explained in Note 2 to the financial statements, effective October 1, 1999 the Company changed its method of accounting for initial set-up fees upon adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in Item 16(b) of this registration statement is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 3, 2000

                              TOWNE SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1998           1999
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 14,060,000   $ 20,981,000
  Investments...............................................            --      1,350,000
  Accounts receivable, net of allowance for uncollectible
     accounts of $398,000 and $532,000 at December 31, 1998
     and December 31, 1999, respectively....................     4,384,000      5,289,000
  Notes receivable from employees...........................       167,000        509,000
  Other.....................................................       411,000        600,000
                                                              ------------   ------------
          Total current assets..............................    19,022,000     28,729,000
                                                              ------------   ------------
Property and equipment, net.................................     3,453,000     11,120,000
Notes receivable from employees.............................        82,000        804,000
Goodwill, net...............................................    14,955,000     15,905,000
Other intangibles, net......................................     1,135,000      1,034,000
Other assets, net...........................................       100,000        145,000
                                                              ------------   ------------
                                                              $ 38,747,000   $ 57,737,000
                                                              ============   ============
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    240,000   $  1,516,000
  Accrued liabilities.......................................     1,327,000      1,903,000
  Accrued compensation......................................     1,199,000        950,000
  Accrued termination costs.................................       498,000        230,000
  Deferred Revenue..........................................       226,000      2,207,000
  Current portion of long-term debt.........................     5,274,000        231,000
                                                              ------------   ------------
          Total current liabilities.........................     8,764,000      7,037,000
                                                              ------------   ------------
Long term debt..............................................        55,000      1,028,000
Commitments and Contingencies (Note 10).....................            --             --
Redeemable common stock.....................................       534,000             --
Shareholders' equity:
  Preferred stock, $100 par value; 20,000,000 shares
     authorized, 0 and 20,000 issued and outstanding at
     December 31, 1998 and December 31, 1999,
     respectively...........................................            --      1,880,000
  Common stock, no par value; 50,000,000 shares authorized,
     21,567,032 and 27,197,722 issued and outstanding
     December 31, 1998 and December 31, 1999,
     respectively...........................................    53,520,000     87,460,000
  Warrants outstanding......................................        41,000        161,000
  Accumulated deficit.......................................   (24,167,000)   (39,829,000)
                                                              ------------   ------------
          Total shareholders' equity........................    29,394,000     49,672,000
                                                              ------------   ------------
                                                              $ 38,747,000   $ 57,737,000
                                                              ============   ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                              TOWNE SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                           1997           1998           1999
                                                        -----------   ------------   ------------
Revenues..............................................  $12,897,000   $ 18,149,000   $ 29,774,000
                                                        -----------   ------------   ------------
Costs and expenses:
  Costs of processing, servicing, and support.........    3,389,000      4,302,000      7,338,000
  Research and development............................      968,000      1,041,000        536,000
  Sales and marketing.................................    7,988,000     13,389,000     20,014,000
  Stock compensation expense..........................           --      6,268,000        145,000
  Employee termination costs..........................           --      2,291,000      1,320,000
  Acquisition expense.................................           --             --      2,343,000
  General and administrative, net of stock
     compensation, employee termination and
     acquisition expenses noted above.................    2,680,000      5,569,000     10,947,000
                                                        -----------   ------------   ------------
          Total costs and expenses....................   15,025,000     32,860,000     42,643,000
                                                        -----------   ------------   ------------
Operating loss........................................   (2,128,000)   (14,711,000)   (12,869,000)
                                                        -----------   ------------   ------------
Other expenses:
  Interest expense (income), net......................      155,000       (226,000)      (711,000)
  Other expense (income), net.........................       (1,000)        (6,000)         4,000
  Financing costs for stock issued to nonemployees....           --        323,000             --
                                                        -----------   ------------   ------------
          Total other expenses........................      154,000         91,000       (707,000)
                                                        -----------   ------------   ------------
  Loss before provision (benefit) from income taxes,
     extraordinary loss and cumulative effect of an
     accounting change................................   (2,282,000)   (14,802,000)   (12,162,000)
                                                        -----------   ------------   ------------
  Provision (benefit) for income taxes................      104,000        (11,000)       222,000
  Loss before extraordinary item and cumulative effect
     of an accounting change..........................   (2,386,000)   (14,791,000)   (12,384,000)
                                                        -----------   ------------   ------------
  Extraordinary loss on early extinguishment of
     debt.............................................           --        476,000             --
  Cumulative effect of an accounting change...........           --             --      3,183,000
Net loss..............................................  $(2,386,000)  $(15,267,000)  $(15,567,000)
                                                        ===========   ============   ============
Preferred stock dividends.............................           --     (5,108,000)       (94,000)
Accretion of warrants with redemption feature.........           --       (692,000)            --
                                                        -----------   ------------   ------------
Net loss attributable to common shareholders before
  extraordinary loss and cumulative effect of an
  accounting change...................................  $(2,386,000)  $(20,591,000)  $(12,478,000)
                                                        ===========   ============   ============
Net loss attributable to common shareholders per
  common share before extraordinary loss and
  cumulative effect of an accounting change:
  Basic...............................................  $     (0.21)  $      (1.18)  $      (0.51)
                                                        ===========   ============   ============
  Diluted.............................................  $     (0.21)  $      (1.18)  $      (0.51)
                                                        ===========   ============   ============
Net loss attributable to common shareholders..........  $(2,386,000)  $(21,067,000)  $(15,661,000)
                                                        ===========   ============   ============
Net loss attributable to common shareholders per
  common share:
  Basic...............................................  $     (0.21)  $      (1.21)  $      (0.64)
                                                        ===========   ============   ============
  Diluted.............................................  $     (0.21)  $      (1.21)  $      (0.64)
                                                        ===========   ============   ============
Weighted Average Common Shares Outstanding............   11,512,803     17,431,812     24,533,401
                                                        ===========   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              TOWNE SERVICES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                       PREFERRED STOCK            COMMON STOCK                                          TOTAL
                                    ---------------------   ------------------------    WARRANTS     ACCUMULATED    SHAREHOLDERS'
                                    SHARES      AMOUNT        SHARES       AMOUNT      OUTSTANDING     DEFICIT         EQUITY
                                    -------   -----------   ----------   -----------   -----------   ------------   -------------
BALANCE, DECEMBER 31, 1996........       --   $        --   10,156,743   $ 1,524,000    $     --     $     78,000   $  1,602,000
                                    -------   -----------   ----------   -----------    --------     ------------   ------------
Issuance of common stock..........       --            --    3,537,766     3,471,000          --               --      3,471,000
Issuance of warrants..............       --            --           --            --      41,000               --         41,000
Exercise of stock options.........       --            --      263,300        79,000          --               --         79,000
Fair value of stock options
  granted.........................       --            --           --        68,000          --               --         68,000
Repurchase of redeemable common
  stock...........................       --            --     (338,832)       (1,000)         --         (711,000)      (712,000)
Change in value of redeemable
  common stock....................       --            --           --       559,000          --               --        559,000
Net loss..........................       --            --           --            --          --       (2,386,000)    (2,386,000)
                                    -------   -----------   ----------   -----------    --------     ------------   ------------
BALANCE, DECEMBER 31, 1997........       --            --   13,618,977     5,700,000      41,000       (3,019,000)     2,722,000
                                    -------   -----------   ----------   -----------    --------     ------------   ------------
Issuance of preferred stock.......   15,000     1,500,000           --            --          --               --      1,500,000
Issuance of common stock..........       --            --    1,052,308     5,532,000          --               --      5,532,000
Preferred stock dividend..........       --            --           --     5,100,000          --       (5,108,000)        (8,000)
Exercise of stock options.........       --            --      813,636       670,000          --               --        670,000
Employee compensation expense.....       --            --           --     2,275,000                           --      2,275,000
                                                                                             ---
Accretion of warrants with
  redemption feature..............       --            --           --       692,000          --         (692,000)            --
Conversion of preferred stock.....  (15,000)   (1,500,000)   1,217,903     1,508,000          --               --          8,000
Conversion of outstanding
  warrants........................       --            --      308,982       255,000          --               --        255,000
Initial public offering
  transactions, net...............       --            --    3,850,000    26,989,000          --               --     26,989,000
Issuance of common shares for
  purchase of Banking Solution,
  Inc.............................       --            --      744,431     5,010,000          --               --      5,010,000
Repurchase of redeemable common
  stock...........................       --            --      (39,205)           --          --          (82,000)       (82,000)
Change in value of redeemable
  common stock....................       --            --           --      (210,000)         --               --       (210,000)
Net loss..........................       --            --           --            --          --      (15,267,000)   (15,267,000)
                                    -------   -----------   ----------   -----------    --------     ------------   ------------
BALANCE, DECEMBER 31, 1998........       --            --   21,567,032    53,521,000      41,000      (24,168,000)    29,394,000
                                    =======   ===========   ==========   ===========    ========     ============   ============
Accrued preferred stock
  dividends.......................       --            --           --            --          --          (94,000)       (94,000)
Exercise of stock options.........       --            --      217,901        73,000          --               --         73,000
Employee compensation expense.....       --            --           --       379,000          --               --        379,000
Private Placement Offering........   20,000     1,880,000           --            --     120,000               --      2,000,000
Secondary public offering
  transactions, net...............       --            --    5,175,000    32,648,000          --               --     32,648,000
Issuance of common shares for
  purchase of Imaging Institute,
  Inc.............................       --            --       81,016       770,000          --               --        770,000
Conversion of redeemable common
  stock and impact of cashless
  option exercise.................       --            --      156,773        69,000          --               --         69,000
Net loss..........................       --            --           --            --          --      (15,567,000)   (15,567,000)
                                    -------   -----------   ----------   -----------    --------     ------------   ------------
BALANCE, DECEMBER 31, 1999........   20,000   $ 1,880,000   27,197,722   $87,460,000    $161,000     $(39,829,000)  $ 49,672,000
                                    =======   ===========   ==========   ===========    ========     ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                              TOWNE SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                                 1997           1998           1999
                                                              -----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss....................................................  $(2,386,000)  $(15,267,000)  $(15,567,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Compensation expense recognized for stock option grants
    and employee termination costs..........................           --      6,353,000        379,000
    Financing Costs for stock issued to nonemployees........           --        323,000             --
    Loss on disposal of property and equipment..............           --             --         86,000
    Extraordinary loss on extinguishment of debt............           --        476,000             --
    Depreciation and amortization...........................      280,000        454,000      1,378,000
    Amortization of intangibles and goodwill................           --        114,000      1,820,000
    Amortization of debt financing fees.....................       39,000         14,000             --
    Amortization of debt discount...........................        5,000         33,000             --
    Provision for doubtful accounts.........................       72,000        165,000      1,315,000
    Changes in operating assets and liabilities, net of
      assets acquired:
      Accounts receivable...................................     (238,000)    (3,087,000)    (2,220,000)
      Prepaid & Other Assets................................     (249,000)      (234,000)      (366,000)
      Deferred tax benefit..................................      151,000        (17,000)       132,000
      Accounts payable......................................      136,000       (459,000)     1,276,000
      Accrued liabilities...................................       50,000        551,000        482,000
      Accrued compensation..................................      226,000        (74,000)      (250,000)
      Deferred revenue......................................      (23,000)       226,000      1,981,000
      Accrued termination costs.............................           --        498,000       (267,000)
                                                              -----------   ------------   ------------
         Total Adjustments..................................      449,000      5,336,000      5,746,000
                                                              -----------   ------------   ------------
         Net cash used in operating activities..............   (1,937,000)    (9,931,000)    (9,821,000)
                                                              -----------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable from shareholders..........................      (79,000)      (170,000)    (1,064,000)
Purchase of short-term investments..........................           --             --     (1,350,000)
Purchase of property and equipment, net.....................     (584,000)    (1,941,000)    (7,906,000)
Acquisitions, net of cash acquired..........................           --    (10,861,000)    (1,764,000)
                                                              -----------   ------------   ------------
         Net cash used in investing activities..............     (663,000)   (12,972,000)   (12,084,000)
                                                              -----------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options.....................       79,000        584,000         73,000
Repayment of debt...........................................     (550,000)    (2,520,000)    (5,431,000)
Proceeds from Sirrom Investments loan.......................    1,500,000             --             --
Proceeds from short/long-term borrowings....................    1,008,000      5,633,000             --
Proceeds from issuance of preferred stock...................           --      1,500,000      1,880,000
Proceeds from warrants issued on preferred stock............       41,000             --        120,000
Proceeds from issuance of common stock......................    3,471,000     28,206,000     32,648,000
Repurchase of common stock..................................     (712,000)       (83,000)      (464,000)
                                                              -----------   ------------   ------------
         Net cash provided by financing activities..........    4,837,000     33,320,000     28,826,000
                                                              -----------   ------------   ------------
NET INCREASE IN CASH........................................    2,237,000     10,417,000      6,921,000
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD...............    1,406,000      3,643,000     14,060,000
                                                              -----------   ------------   ------------
CASH AND CASH EQUIVALENTS ENDING OF PERIOD..................  $ 3,643,000   $ 14,060,000   $ 20,981,000
                                                              ===========   ============   ============
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes..................................  $    51,000   $     10,000   $    151,000
                                                              ===========   ============   ============
Cash paid for interest......................................  $    73,000   $    213,000   $     89,000
                                                              ===========   ============   ============
Fair value of stock options granted.........................  $    68,000   $         --   $         --
                                                              ===========   ============   ============
Acquisitions of property and equipment through capital
  leases....................................................  $        --   $         --   $  1,360,000
                                                              ===========   ============   ============
ACQUISITIONS:
  Fair value of assets acquired.............................           --        414,000        168,000
  Liabilities assumed.......................................           --     (1,290,000)       (46,000)
  Value of common shares issued.............................           --     (5,010,000)      (770,000)

  The accompanying notes are an integral part of these consolidated financial statements.

                              TOWNE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BACKGROUND

     Towne Services, Inc. ("Towne Services" or the "Company") provides services and products that process sales and payment information and related financing transactions for small businesses and community banks in the United States. Towne Services delivers these services and products online via an electronic hub, or gateway, that links business and bank customers with the Company and other providers of products and services that can benefit these customers. Towne Services uses this electronic gateway to deliver a variety of business and management solutions using internet and telecommunication connections. The Company's primary business capabilities include a "virtual credit card" system that processes the in-house credit transactions of small businesses and an automated receivables management system that allows banks to quickly finance the working capital needs of their small business customers.

     The virtual credit card system processes the in-house credit transactions of small businesses and includes an automated receivables management system that allows banks to quickly finance the working capital needs of their small business customers. Towne Services' merchandise forecasting system processes sales and inventory transactions of small businesses, giving small business owners greater control over inventory levels and the ability to make better inventory purchase decisions and to improve cash flow and operating margins.

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

     As discussed in Note 4, the Company acquired Forseon Corporation in 1999 under the pooling-of-interests basis in accounting, and, accordingly the Company's historical consolidated financial statements have been restated as if the acquisition occurred as of the earliest period presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPALS OF CONSOLIDATION

     The accompanying financial statements include the accounts of Towne Services, Inc. and its wholly-owned subsidiaries. All significant inter company balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

     The Company functions as a service bureau whereby customers process transactions utilizing the Company's software on an outsourced basis. The Company's revenues are generated primarily through initial set-up fees, recurring monthly transaction processing fees and software license fees. In response to the issuance of the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," the Company is required to recognize revenues related to the initial set-up fees on a deferred basis over the estimated life of the contract terms and in the case of certain cancellation clauses and/or return guarantees, until the guarantee period is expired. Prior to the adoption of SAB No. 101,

                              TOWNE SERVICES, INC.

the Company recognized initial set-up fees upon the execution of the related contract. Transaction fees are recognized on a monthly basis as earned. Revenues related to software license fees are recognized in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2"), as amended. The Company also leases point of sale terminal equipment to certain customers under month-to-month operating leases. Such operating lease revenues are recognized on a monthly basis as earned.

CHANGES IN ACCOUNTING PRINCIPLES

     In response to the issuance of SAB No. 101, the Company began recognizing all revenues from set-up fees on a deferred basis. The effects of this change in accounting principle were applied cumulatively as of the beginning of the fourth quarter ended December 31, 1999. The pro forma results of this adjustment on years ended December 31, 1997 and 1998 is as follows:

                                                                1997           1998
                                                             -----------   ------------
Revenues...................................................  $12,642,000   $ 15,827,000
Net loss attributable to common shareholders before
  extraordinary item.......................................   (2,627,000)   (22,913,000)
Net loss attributable to common shareholders...............   (2,627,000)   (23,389,000)
Net loss attributable to common shareholders per common
  share before extraordinary loss..........................  $     (0.23)  $      (1.31)
Net loss attributable to common shareholders per common
  share....................................................  $     (0.23)  $      (1.34)

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs which do not extend the useful lives of these assets are expensed as incurred. Depreciation is provided using the straight-line method for financial reporting. The detail of property and equipment at December 31, 1998 and 1999 is as follows:

                                           1998          1999           USEFUL LIVES
                                        -----------   -----------   ---------------------
Furniture and fixtures................  $   932,000   $ 2,060,000   Five -- Seven years
Automobiles...........................       45,000        45,000   Three -- Five years
Computers and equipment...............    1,391,000     3,251,000   Three -- Seven years
Point-of-sale equipment...............    1,280,000     2,007,000   Three years
Land..................................      404,000       404,000   --
Buildings.............................      931,000       931,000   Thirty years
                                                                    Five -- Nineteen
Leasehold improvements................      183,000     1,171,000   years
Computer software.....................      251,000     4,509,000   Three -- five years
Software development costs............       60,000       113,000   Three years
                                        -----------   -----------
                                          5,477,000    14,491,000
Less accumulated depreciation.........   (2,024,000)   (3,371,000)
                                        -----------   -----------
                                        $ 3,453,000   $11,120,000
                                        ===========   ===========

                              TOWNE SERVICES, INC.

LONG-LIVED ASSETS

     The Company periodically reviews the values assigned to long-lived assets, such as property and equipment and intangibles, to determine whether any impairments are other than temporary. The Company reviews the value of its long lived assets by calculating whether the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

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

     In connection with the purchase of Imaging Institute, Inc. ("III"), (Note
4), the Company has recorded goodwill in the amount of $1.9 million, which is being amortized over a period of five years.

     The balance of accumulated amortization for goodwill and other intangibles at December 31, 1998 and 1999 as follows:

                                                               1998        1999
                                                              -------   ----------
Goodwill....................................................  $90,000   $1,675,000
Other intangibles...........................................       --      236,000
                                                              -------   ----------
          Total.............................................  $90,000   $1,911,000
                                                              =======   ==========

OFFICERS' LIFE INSURANCE

     The Company carries life insurance policies on three key executives. The aggregate face value of these policies is $3,750,000, and the Company is entitled to receive any proceeds as the beneficiary. The Company had no cash surrender value in these policies at December 31, 1998 and 1999.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consist of salary-related personnel costs, including costs for employee benefits, computer equipment and support services used in products necessary to deliver the Company's services. The Company's policy is to capitalize research and development costs upon establishing technological feasibility, subject to a periodic assessment of recoverability based on expected future revenues. The Company capitalized approximately $60,000 and $113,000 of software development costs at December 31, 1998 and 1999, respectively.

NET LOSS PER SHARE

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

                              TOWNE SERVICES, INC.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The book values of cash, investments, trade accounts receivable, trade accounts payable, and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities.

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

                              TOWNE SERVICES, INC.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

     As noted above, the Company adopted SAB No. 101 effective as of the beginning of the fourth quarter ended December 31, 1999.

3. PUBLIC OFFERING

     In August 1998 the Company completed an initial public offering ("IPO") of its common stock. The total proceeds of the IPO, net of underwriting discounts and offering expenses, were approximately $27.0 million. The Company issued 3,850,000 shares at an offering price at $8.00 per share. Subsequent to the IPO,

                              TOWNE SERVICES, INC.

the Company converted all outstanding shares of Series A Preferred Stock to 1,217,903 shares of common stock and warrants for 308,982 shares of common stock were exercised.

     In June 1999, the Company completed a second public offering of 4,500,000 shares of common stock at an offering price to the public of $7.125 per share and on July 20, 1999, 675,000 shares of common stock were issued and sold by the Company pursuant to an underwriters' over-allotment provision in connection with this public offering. The total proceeds from this public offering, net of underwriting discounts and offering expenses, were approximately $33.0 million.

4. ACQUISITIONS

     In June 1998, the Company acquired certain assets and liabilities of Credit Collection Solutions, Inc. ("CCS") for approximately $510,000 cash and the issuance of up to 100,000 shares of the Company's common stock if specified sales levels of Collection Works Software are achieved. If the contingent consideration is earned during the eighteen month period ended December 31, 1999, the value of the shares will be treated as additional goodwill to be amortized over the remaining useful life. As of December 31, 1999, the specified sales levels have not been achieved, therefore, no shares will be issued. CCS is a developer of computer software for processing payments and tracking collections. In connection with the purchase of CCS, the Company has recorded goodwill in the amount of $440,000, which is being amortized over a period of 5 years. This amount includes $200,000 which was originally recognized as purchased in-process development at the time of the acquisition.

     In December 1998, the Company acquired the outstanding stock of Banking Solutions, Inc. ("BSI") for approximately $14.9 million in cash and stock. In connection with the acquisition of Banking Solutions, the Company issued 744,431 shares of Towne's common stock at $6.73 per share. The remainder of the purchase price was paid in cash. Towne also agreed to pay former officers of Banking Solutions amounts of money which were contingent upon performance of the acquired company through March 1999. As of December 31, 1999, no amounts were due and none have been paid under this agreement. Any amounts earned under these performance criteria will be treated as additional goodwill to be amortized over the remaining useful life. No additional goodwill has been recorded for these contingencies as of December 31, 1999. BSI is a developer and provider of a transaction processing system, CASHFLOW MANAGER, an accounts receivable financing program similar to the TOWNE FINANCE product. The Company recorded this transaction using the purchase method of accounting. The Company has allocated goodwill in the amount of $14.6 million, which is being amortized over a period of 12 years. The Company has recorded $1.1 million to an intangible asset for BSI's customer list, which is being amortized over a period of 5 years. The Company recognized a one-time charge in the amount of $2.3 million consisting of $1.8 million in cash and $0.5 million in stock in December 1998 relating to employee terminations which were not identified at the date of purchase. The terminations included 21 administrative, technical and sales employees. Of the $1.8 million in cash payments, $1.6 million was paid from December 1998 through December 1999, and the remaining $231,000 will be paid during fiscal year 2000. BSI's operations have been included in the operations of the Company since acquisition.

     The detail of the allocation of the purchase price is as follows (in thousands):

Accounts receivable.........................................  $   402
Prepaid expenses............................................       12
Accounts payable............................................     (216)
Accrued liabilities.........................................   (1,074)
Goodwill....................................................   14,605
Other intangibles...........................................    1,135
                                                              -------
          Total Consideration...............................  $14,864
                                                              =======

                              TOWNE SERVICES, INC.

     In June 1999, the Company acquired Forseon Corporation, a company based in Riverside, California. Forseon provides products and services for retail businesses that process inventory, accounts receivable and point of sale transaction information and generate merchandise forecasts and management reports. Towne issued a total of 2,075,345 shares of its common stock in exchange for all outstanding stock and options to acquire stock in Forseon. The merger was accounted for as a pooling of interests. Ten percent of the Towne common stock has been held back in escrow to satisfy the indemnification obligations of Forseon stockholders under the merger agreement. The Company incurred approximately $2.3 million in expenses related to the acquisition of Forseon.

     On July 20, 1999, the Company acquired all of the issued and outstanding stock if Imaging Institute, Inc. ("III"), a Bloomington, Minnesota-based company, for approximately $1.2 million cash and the issuance of 81,016 shares of the Company's common stock. III's main products include AUGUSTA and EzVIEW VAULT(TM), which offer unique and functional document imaging and archiving solutions tailored for small to medium size businesses. Pursuant to the terms of the registration rights agreement that we entered into in connection with the Imaging Institute acquisition, we are required to purchase from the Imaging Institute shareholders, upon their request, up to 81,016 shares of our common stock at a price of $9.50 per share on the one year anniversary of this transaction. In connection with the purchase of III, the company has recorded goodwill in the amount of $1.9 million, which will be amortized over a five-year period.

     The detail of the allocation of the purchase price is as follows (in thousands):

Cash........................................................  $   12,586
Accounts receivable.........................................      19,076
Other Assets................................................      23,350
Property, Plant & Equipment, net............................      38,004
Intangible assets, net......................................      74,592
Accounts payable............................................     (43,780)
Accrued liabilities.........................................      (2,461)
Goodwill....................................................   1,858,276
                                                              ----------
          Total Consideration...............................  $1,979,643
                                                              ==========

     Pro forma financial information as if the acquisitions, excluding Forseon, had occurred at the beginning of the respective periods during which they occurred would be as follows (unaudited):

                                                   1997           1998           1999
                                                -----------   ------------   ------------
Revenues......................................  $21,299,041   $ 26,568,724   $ 29,981,455
Net loss before extraordinary item............   (4,079,078)   (15,706,623)   (12,545,815)
Net loss......................................   (4,079,078)   (16,182,863)   (15,728,659)
Net loss attributable to common
  shareholders................................  $(4,079,078)  $(21,982,834)  $(15,823,165)
                                                ===========   ============   ============
Net loss attributable per common share........  $     (0.33)  $      (1.20)  $       (.64)
                                                ===========   ============   ============

                              TOWNE SERVICES, INC.

5. LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1998 and 1999:

                                                                 1998          1999
                                                              -----------   ----------
Note payable to First Union Bank, interest at LIBOR+2.0%
  (7.1% at December 31, 1998)...............................  $ 5,000,000   $       --
Promissory note for purchase of 105,000 shares of common
  stock from Mr. Vernon Rossi, annual principal and interest payments of approximately $248,000 interest rate of 8.25%,
  due December 31, 1999.....................................      236,000           --
Notes payable to former ESOP participants, annual principal
  payments of approximately $46,000, average interest rate
  of 7%, due from 1998 to 2002..............................       93,000           --
Lease payable to Synovus Leasing Company, monthly principal
  and interest payments of approximately $11,000, average
  interest rate of 8.75%, due June 24, 2004.................           --      470,000
Lease payable to NEC America, Inc., monthly principal and
  interest payments of approximately $9,000, average
  interest rate of 8.61%, due July 22, 2004.................           --      400,000
Lease payable to Synovus Leasing Company, monthly principal
  and interest payments of approximately $8,500, average
  interest rate of 8.75%, due August 15, 2004...............           --      389,000
Less current portion........................................   (5,274,000)    (231,000)
                                                              -----------   ----------
          Long-term debt....................................  $    55,000   $1,028,000
                                                              ===========   ==========

     The aggregate annual maturities for long-term debt in fiscal years subsequent December 31, 1999 are as follows:

2000........................................................  $  231,000
2001........................................................     258,000
2002........................................................     282,000
2003........................................................     307,000
2004........................................................     181,000
                                                              ----------
                                                              $1,259,000
                                                              ==========

     In August 1998, the Company repaid all of its then current and outstanding long-term debt obligations using proceeds of the initial public offering. This resulted in an extraordinary one-time charge to net income of $476,000, which is comprised of $218,000 unamortized discount on a note payable to Sirrom Investments, Inc. (the "Sirrom Note") and $258,000 deferred debt issuance costs.

     In January 1999, the Company paid in full and terminated the First Union National Bank note of $5,000,000 and the corresponding credit facility.

     In June 1999, in conjunction with the merger of Forseon Corporation (Note
4), the Company paid in full the Notes to former ESOP participants of $93,000 and the promissory note from Mr. Vernon Rossi of $236,000.

                              TOWNE SERVICES, INC.

6. INCOME TAXES

     The following is a reconciliation of income taxes at the federal statutory rate with the (provision) benefit for income taxes recorded by the Company for the years ended December 31, 1997, 1998 and 1999:

                                                     1997         1998          1999
                                                   ---------   -----------   -----------
Income tax benefit computed at the federal
  statutory rate.................................  $ 776,000   $ 5,195,000   $ 5,217,000
State income tax benefit, net of federal income
  tax benefit....................................     91,000       611,000       614,000
Effect of change in accounting principle.........         --            --    (1,202,000)
Other, net.......................................    (47,000)      (94,000)     (214,000)
Change in valuation allowance....................   (924,000)   (5,701,000)   (4,637,000)
                                                   ---------   -----------   -----------
                                                   $(104,000)  $    11,000   $  (222,000)
                                                   =========   ===========   ===========

     Deferred income tax assets and liabilities for 1997, 1998 and 1999 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences that give rise to deferred tax assets and liabilities at December 31, 1997, 1998 and 1999 are as follows:

                                                    1997          1998           1999
                                                 -----------   -----------   ------------
Deferred tax assets:
  Deferred revenues............................  $    20,000   $    16,000   $    796,000
  Amortization of intangibles..................           --            --        415,000
  Deferred compensation........................       91,000       132,000         94,000
  Accounts receivable reserves.................       27,000       153,000        200,000
  Other........................................       15,000        70,000        131,000
  AMT Carryforward.............................           --        15,000             --
  Net operating loss carryforwards.............    1,135,000     6,714,000     10,289,000
                                                 -----------   -----------   ------------
          Deferred tax assets..................    1,288,000     7,100,000     11,925,000
Deferred tax liability:
  Depreciation.................................      (10,000)      (91,000)      (411,000)
                                                 -----------   -----------   ------------
                                                   1,278,000     7,009,000     11,514,000
Valuation allowance............................   (1,176,000)   (6,877,000)   (11,514,000)
                                                 -----------   -----------   ------------
          Net deferred tax asset...............  $   102,000   $   132,000   $         --
                                                 ===========   ===========   ============

     Due to the Company's current year operating loss position and projected losses for the fiscal year ending December 31, 2000, no benefit for income taxes for the year ended December 31, 1999 has been provided in the accompanying financial statements as management has not determined it is more likely than not that such benefits will be realized.

     At December 31, 1999, the Company had net operating loss carryforwards ("NOLs") of approximately $27.3 million which will expire if not utilized beginning in 2012. Due to changes in the Company's ownership structure, the Company's use of its NOLs as of October 1, 1997 of approximately $2.5 million will be limited to approximately $550,000 in any given year to offset future taxes. In addition, due to the Company's acquisitions during 1998 and 1999, NOLs of approximately $6.1 million will be limited to approximately $1.6 million in any given year to offset future taxes. If the Company does not realize taxable income in excess of the limitation in future years, certain NOLs will be unrealizable. Once these net operating loss carryforwards are utilized or expire, the Company's projected effective tax rate will increase which will adversely affect the Company's operating results and financial condition.

                              TOWNE SERVICES, INC.

7. WARRANTS WITH REDEMPTION FEATURE AND REDEEMABLE COMMON STOCK

     In connection with the issuance of the Sirrom Note, the Company issued warrants to purchase 308,982 shares of common stock at a price of $0.01 per share. Upon completion of the IPO (Note 3), warrants for 308,982 shares of common stock were exercised. The value assigned to these warrants was $255,000. The excess of the redemption value over the carrying value was accrued by periodic charges to retained earnings over the redemption period. As the redemption feature expired upon the IPO, the total amount of $947,000 charged to retained earnings was transferred to permanent equity subsequent to the IPO.

     Historically, Forseon could be required to repurchase common stock distributed to separated ESOP participants. Generally, Forseon would repurchase this stock at its most recent appraised value, as determined annually by an independent valuation. Forseon could, at its option, pay for the repurchased stock through equal annual installments over five years, plus interest, or in a lump sum. At December 31, 1998, Forseon could be required to repurchase a maximum of $245,000 of common stock, if all separated ESOP participants exercised their rights to have the Company repurchase their stock. As the share distributed to these participants in the pooling of interests transaction will be freely tradeable on the open market, the obligation would no longer exist and was reclassified to equity at the date of the transaction.

     Historically, Forseon could be required to repurchase common stock owned by two former directors of Forseon. Forseon would repurchase this stock at its most recent appraised value, as determined annually by an independent valuation. At December 31, 1998, Forseon could be required to purchase $99,000 of common stock from these individuals. These obligations cease upon a change in control in accordance with the original terms of the agreements, and were reclassified to equity at the date of the transaction.

     Historically, Forseon could also be required to repurchase up to 25% of the common stock in the accounts of certain ESOP participants, to provide these participants an opportunity to diversify their ESOP investments. This common stock must be repurchased at its most recent appraised value.

     At December 31, 1998, Forseon could be required to purchase $190,000 of common stock from the participants. As a result of the pooling of interests transaction, the ESOP participants have the ability to sell shares on the open market to diversify their investment. Therefore, the obligation to Forseon would no longer exist and was reclassified to equity at the date of the transaction.

8. SHAREHOLDERS' EQUITY

PREFERRED STOCK

     In January 1998, the Company authorized 20,000,000 shares of Series A preferred Stock ("Preferred Stock") with a stated value of $100 per share. The board of directors has the authority to issue these shares and to establish dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions. In March 1998, the Company sold 15,000 shares of Preferred Stock to Capital Appreciation Partners, L.P. for $1.5 million.

     In July 1998 the IPO was declared effective by the Securities and Exchange Commission (Note 3) and all outstanding shares of Series A Preferred Stock were converted to 1,217,903 shares of common stock at a conversion price of $1.25 per share. The Company recorded $5.1 million as a preferred stock dividend for the difference between the estimated fair market value of the common stock at the date of the issuance and the conversion price.

     In June 1999, the Company sold 20,000 shares of Series B Preferred Stock and issued a warrant to purchase 30,000 shares of the Company's common stock to Synovus Financial Corporation for $2.0 million. The shares are convertible into common stock at a conversion price equal to $9.08. The Series B Preferred Stock is redeemable at any time on or after June 30, 2002 at the option of the Company for cash, in whole or

                              TOWNE SERVICES, INC.

part, on at least 10 business days but not more than 90 calendar days' notice. The Company allocated $1.8 million and $120,000 to the preferred stock and warrants, respectively, based on the relative fair value at the date of issuance.

     The holders of the Series B Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared by the Board of Directors out of any funds legally available therefore at the rate of $2.00 per share of Series B Preferred Stock per quarter. Dividends are payable quarterly on March 31, June 30, September 30 and December 31 in each year. Dividends accrue on each share of Series B Preferred Stock beginning June 1999 and accrue from day to day, whether or not earned or declared and whether or not there are funds legally available for the payment of such dividends. Any accumulation of dividends on the Series B Preferred Stock does not bear interest. The accrued balance of Series B Preferred Stock dividends is $94,000 at December 31, 1999.

COMMON STOCK

     In an attempt to raise a minimum of $500,000 to serve as bridge financing for the Company, the Company offered to sell shares of common stock for $1.00 per share to accredited investors as defined by Rule 501(a) under the Securities Act of 1933. The private placement began in late March 1997 and ended October 17, 1997. Through this private placement and certain other issuances of common stock, the Company raised $3.4 million.

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

     In connection with the acquisition of Forseon (Note 4), Towne issued a total of 2,075,345 shares of its common stock in exchange for all outstanding stock and options to acquire stock in Forseon. The merger was accounted for as a pooling of interests. Ten percent of the Towne common stock has been held back in escrow to satisfy the indemnification obligations of Forseon stockholders under the merger agreement.

     In connection with the acquisition of III (Note 4), the Company issued 81,016 shares of the common stock at $9.50 per share.

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

1996 STOCK OPTION PLAN

     In November 1996, the Company adopted the Towne Services, Inc. 1996 Stock Option Plan. As of December 31, 1999, options to acquire 2,090,000 shares had been authorized for issuance and options to acquire 1,517,800 shares were outstanding. All of these options were issued at the fair market value of the

                              TOWNE SERVICES, INC.

common stock as determined by the Board of Directors. Effective May 19, 1998, we decided not to issue any additional options under this plan.

1998 STOCK OPTION PLAN

     In May 1998, the Company adopted the Towne Services, Inc. 1998 Stock Option Plan. The 1998 plan advances the interests of Towne and its subsidiaries by giving eligible employees, directors, key consultants and advisors an opportunity to acquire or increase their proprietary interests in our company. This gives them an incentive to achieve Towne's objectives by allowing them to participate in our success and growth.

     Awards under the plan can be incentive stock options, non-qualified stock options or restricted stock. These awards are granted by the Compensation and Stock Option Committee of the Board of Directors. This committee must have at least two non-employee independent directors. This committee generally has discretion to determine the terms of an option grant, within limitations, including the following:

     - the number of shares subject to options granted to a person in a year may not exceed 500,000 shares;

     - if an award is intended to be an incentive stock option and is granted to a shareholder holding more than 10% of the combined voting power of all classes of stock, the option price per share may not be less than 110% of the fair market value of such share at the time of grant; and

     - the term of an incentive stock option may not exceed 10 years, or 5 years if granted to a shareholder owning more than 10% of the total combined voting power of all classes of stock.

     When it was adopted, the 1998 plan provided that no more than 2,000,000 shares may be subject to outstanding options. This number automatically increases on January 1 of each year by the lesser of three percent of the number of shares outstanding on the preceding trading day or 500,000 shares. Accordingly, as of December 31, 1999, there are 2,500,000 shares available for grant under the 1998 plan. At December 31, 1999, there were 872,250 options outstanding under the 1998 plan.

     The 1998 plan may be amended by the Board of Directors without the consent of the shareholders. However, an amendment, although effective when made, will be subject to shareholder approval within one year after approval by the Board if it does any of the following:

     - increases the total number of shares issuable pursuant to incentive stock options;

     - changes the class of employees eligible to receive incentive stock options that may participate; or

     - otherwise materially increases the benefits to recipients of incentive stock options.

1999 DIRECTOR STOCK OPTION PLAN

     The Company also has a stock option plan for non-employee directors of the Company (the "Director Plan") which provides for the issuance of options to purchase up to 250,000 shares of the Company's common stock. The options are non-qualified stock options, but are usually granted at an exercise price which is no less than fair value as determined by the board of directors. The options generally vest immediately, but directors are prohibited from disposing of any shares acquired by exercise for at least six months after the date of grant. Options granted under the Director Plan generally expire five years from the date of grant. Under the plan, the number of shares available for issuance will increase automatically on January 1 of each year by the lesser of 50,000 shares or an amount equal to 1% of the total number of shares of common stock outstanding on the last trading day before January 1, but not above 500,000 shares in total. The number of shares available for issuance may also be adjusted upon the occurrence of certain events described below. At December 31, 1999, options to purchase 243,160 shares of common stock were available for future grant under the Director Plan.

                              TOWNE SERVICES, INC.

     The plan provides for options to be granted to non-employees directors automatically;

     - on the later of November 15, 1999 or the date the plan is approved by the shareholders;

     - on the date of initial election as a director of Towne of a subsidiary;
       and

     - on January 1 of each calendar year.

     All options granted will be evidenced by an option agreement between Towne and the optionee. Other than these automatic grants of options, no other options will be granted under the plan to directors of Towne. However, the Board of Directors, as administrator of the plan, may grant options under the plan to directors of subsidiaries who are not directors of Towne.

OPTIONS

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

     In February 1998, the board of directors approved an amendment to the vesting period for options to purchase 397,000 shares of common stock granted during 1996 and 1997 to nonemployee directors from a five year vesting period to immediate vesting. As of the date of the amendment, options to purchase 150,000 of these shares were already vested. As this change in vesting period created a new measurement date, the Company recorded compensation expense of $1.9 million for the difference between the original exercise price and the estimated fair market value on the date the options were amended.

     In February 1998, the board of directors granted options to purchase 20,000 shares of common stock to each nonemployee director, and options to purchase 30,000 shares of common stock to a new nonemployee director. These options vest immediately and have an exercise price of $1.25 per share. The Company has recorded $978,000 as compensation expense for the difference between the exercise price and the estimated fair market value on the date of grant.

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

     In August 1999, the board granted options to purchase 10,000 shares to two non-employee directors in consideration for their service on a subcommittee formed to search for a new CEO and assist in the management transition. All of these options vested immediately and had an exercise price of $4.19. No compensation was recorded for these options, as the price was established at the estimated fair value of the common stock at the date of grant.

     In September 1999, the board of directors granted Incentive Stock Options ("ISO's") to employees to purchase 172,000 shares of common stock. These options vest at 33% per year beginning in September 2000 and have an exercise price of $3.84 per share.

                              TOWNE SERVICES, INC.

     In November 1999, the board of directors granted ISO's to certain sales employees to purchase 160,250, shares of common stock. Of the 160,250 options granted, 60,000 of these options vest at 50% per year beginning in November 2000, and the remaining 100,250 options vest at 100% beginning in November 2000. All options have an exercise price of $2.59 per share.

     In November 1999, the board of directors granted options to nonemployee board members to purchase an aggregate of 6,840 shares of common stock as compensation for their services performed during 1999. All of these options vest immediately and have an option price of $3.38 per share. The Company did not record any compensation expense related to these grants as the option price represented the estimated fair value of the Company's common stock at the date of grant.

     In 1999, the Company recognized approximately $234,000 for severance benefits relating to the acceleration of unvested stock options issued and outstanding for two former key employees.

     Stock option activity for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                                              NUMBER OF          WEIGHTED
                                                            SHARES SUBJECT   AVERAGE EXERCISE
                                                              TO OPTIONS     PRICE PER SHARE
                                                            --------------   ----------------
Options outstanding at December 31, 1996..................    2,953,421           $0.54
  Granted.................................................    1,041,047            0.86
  Canceled................................................      (14,695)           1.68
  Exercised...............................................     (263,000)           0.30
                                                              ---------           -----
Options outstanding at December 31, 1997..................    3,716,473            0.64
  Granted.................................................    1,275,257            4.88
  Canceled................................................      (55,449)           1.45
  Exercised...............................................     (872,444)           0.84
                                                              ---------           -----
Options outstanding at December 31, 1998..................    4,062,837            1.87
  Granted.................................................      837,090            3.49
  Canceled................................................      (33,418)           4.94
  Exercised...............................................     (488,704)           1.10
                                                              ---------           -----
Options outstanding at December 31, 1999..................    4,377,805           $2.87
                                                              =========           =====
  Exercisable at December 31, 1997........................    2,495,110
                                                              =========
  Exercisable at December 31, 1998........................    3,374,246
                                                              =========
  Exercisable at December 31, 1999........................    3,317,803
                                                              =========

                              TOWNE SERVICES, INC.

     The following table sets forth the range of exercise prices, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date at December 31, 1999:

                                               WEIGHTED
            OPTIONS OUTSTANDING                 AVERAGE        OPTIONS EXERCISABLE
-------------------------------------------    REMAINING    -------------------------
   RANGE OF        NUMBER       WEIGHTED      CONTRACTUAL    NUMBER       WEIGHTED
EXERCISE PRICES   OF SHARES   AVERAGE PRICE      LIFE       OF SHARES   AVERAGE PRICE
---------------   ---------   -------------   -----------   ---------   -------------
$0.30-$0.50..     1,813,504       $0.48          6.81       1,795,900       $0.42
$0.60-$1.00..       713,539        0.79          7.34         576,638        0.75
$1.25........       215,000        1.25          8.13         100,700        1.25
$2.00-$4.69..       370,590        3.28          9.76          26,840        3.98
$5.50-$6.75..       116,000        6.56          8.91          40,500        6.49
$7.00-$7.75..       696,675        7.20          8.40         639,225        7.22
$7.88-$9.125..      452,500        8.59          9.42         138,000        8.60
                  ---------       -----          ----       ---------       -----
Total........     4,377,805       $2.87          7.79       3,317,803       $2.25
                  =========       =====          ====       =========       =====

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

     The Company has elected to account for its stock-based compensation plan under APB No. 25; however, the Company has computed for pro forma disclosure purposes the value of all options granted during 1997 using the minimum value option pricing model as prescribed by SFAS No. 123 as the Company was privately held. For options issued in 1998 and 1999, the Company has determined the fair value using the Black-Scholes pricing method. The Company used the following weighted average assumptions for grants in 1997, 1998 and 1999:

                                              1997          1998             1999
                                          ------------  ------------  ------------------
Risk-free interest rate.................  6.3% to 6.7%  4.6% to 5.6%  4.7% to 6.4%
Expected dividend yield.................  0.0%          0.0%          0.0%
Expected lives..........................  Five years    Five years    Four to Five Years
Expected volatility.....................  0.0%          55%           92%

     The total value of the options granted during the years ended December 31, 1997, 1998 and 1999 were computed as approximately $378,000, $3.2 million and $3.1 million, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these options in accordance with

                              TOWNE SERVICES, INC.

SFAS No. 123, the Company's reported pro forma net loss and pro forma net loss per share for the years ended December 31, 1997, 1998, and 1999 would have increased to the following pro forma amounts:

                                                 1997           1998           1999
                                              -----------   ------------   ------------
Net loss attributable to common
  shareholders:
  As reported..............................   $(2,386,000)  $(21,067,000)  $(15,661,000)
  Pro forma................................    (2,431,000)  $(23,479,000)  $(17,233,000)
Basic:
  As reported..............................   $     (0.21)  $      (1.21)  $      (0.64)
  Pro forma................................         (0.21)         (1.35)         (0.70)
Diluted:
  As reported..............................   $     (0.21)  $      (1.21)  $      (0.64)
  Pro forma................................         (0.21)         (1.35)         (0.70)

WARRANTS

     In October 1997, the Company issued warrants to certain principals of Rodgers Capital Corporation in connection with services performed by Rodgers Capital Corporation to assist the Company in securing a marketing agreement with a third party. These warrants allow the holders to purchase 75,000 shares of common stock for $1.00 per share. The warrants vested immediately and expire in 2002. The Company has recorded $41,000, the estimated fair value of these warrants at the date of issuance using the minimum value method under SFAS No. 123, as warrants outstanding on the accompanying balance sheet.

     In connection with the issuance of the Series B Preferred Stock, the Company issued a warrant to purchase 30,000 shares of the Company's common stock for $9.08 per share and is exercisable beginning 12 months after the issue date. The term of the warrant is 5 years. The Company allocated $120,000 to the warrant based on the relative fair value of the warrant using the Black-Scholes pricing method.

9. EMPLOYEE BENEFIT PLANS

     On January 1, 1997, Forseon Corporation adopted a 401(k) defined contribution plan covering employees 21 years of age with at least six months of employment at the Company. Employees may contribute between 2% and 15% of their pay, with a maximum annual contribution of $10,000. The Company contributes in cash amounts equal to 25% of employee's contribution up to 6% of the employee's pay. The amount expensed for the Company match provision of this plan was $67,000, $78,000 and $32,000 for years ended December 31, 1997, 1998 and 1999, respectively. As a result of the merger with Towne Services, Inc., contributions to this plan ceased on August 15, 1999. Effective August 31, 1999, employees of Forseon Corporation began participating in the 401(k) defined contribution plan under Towne Services, Inc.

     On January 1, 1999, Towne Service, Inc. adopted a 401(k) defined contribution plan covering employees 18 years of age with at least one month of employment at the Company. Employees may contribute between 1% and 15% of their pay, with a maximum annual contribution of $10,500. The Company contributes in cash amounts equal to 25% of employee's contribution up to 6% of the employee's pay. Company matching contributions vest 20% per year beginning in the second year of employment. The amount expensed for the Company match provision of this plan was $87,063 for the year ended December 31, 1999.

10. COMMITMENTS AND CONTINGENCIES

LEASES

     For the year ended December 31, 1997, the Company incurred approximately $37,000 in rent expense for its corporate facility leased from ProVesa, Inc., a subsidiary of The InterCept Group, Inc. ("InterCept"), a

                              TOWNE SERVICES, INC.

company for which a director of Towne serves as Chairman and Chief Executive Officer. The Company was also allocated costs for utilities and accounting services from ProVesa, Inc. based on usage by the Company.

     In February 1998, the Company began leasing office space for its corporate facility under a noncancelable operating lease agreement with a nonrelated third party expiring in January 2003. For the years ended December 31, 1998 and 1999, the Company incurred approximately $210,000 and $172,000 respectively, in rent expense for this leased office space. In May 1999, the Company began leasing office space for its corporate facility under a noncancelable operating lease agreement with a nonrelated third party expiring in July 2004. For the year ended December 31, 1999, the company incurred approximately $300,000 in rent expense on this leased office space. In addition to the operating lease for its corporate facility, the Company leases certain office space under operating leases which are, for the most part, renewable. For the years ended December 31, 1997, 1998 and 1999, the Company incurred approximately $172,000, $154,000 and $147,000 respectively, in rent expense on these leased offices.

     Future minimum rental payments for all noncancelable leases are as follows:

2000........................................................  $  475,000
2001........................................................     475,000
2002........................................................     479,000
2003........................................................     439,000
2004........................................................     239,000
                                                              ----------
                                                              $2,107,000
                                                              ==========

     As a result of relocation to a new corporate facility in May 1999, the Company entered into a sublease agreement on the previously leased facility, in August 1999, with a nonrelated third party expiring in January 2003. The Company recognized a one-time non-cash charge of $0.2 million related to the loss on this sublease agreement.

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

11. RELATED-PARTY TRANSACTIONS

     In September 1997, the Company loaned its President $79,000 to exercise stock options. The full recourse loan is secured by the underlying common stock and personal assets of the president, bears interest at 8.5% per annum, and is due in full in March 2001, as amended.

     On April 1, 1998, the Company loaned its former Chief Financial Officer $75,000 pursuant to a full recourse promissory note to fund the exercise of options to acquire 75,000 shares of its common stock. This full recourse note accrues interest at the rate of 8.75% per year and matures on the earlier of (i) December 31, 2000, as amended or (ii) the date on which the common stock purchased is sold. All shares of common stock received upon this exercise as well as other personal assets of the executive were pledged as collateral for the loan.

     In October 1998, the Company loaned its President $30,000 to fund the exercise of options to acquire 100,000 shares of the Company's common stock. The full recourse loan bears interest at 8.5% per annum, and is due in full in February 2000.

                              TOWNE SERVICES, INC.

     In October 1998, the Company loaned the former Chief Executive Officer of the Company $50,000 to fund the exercise of options to acquire 100,000 shares of the Company's common stock. The full recourse loan bears interest at 8.5% per annum, and is due in full in February 2000. The note was paid in full in March 2000.

     In July 1999, the Company loaned the former Chief Executive Officer of the Company $300,000. The full recourse loan bears interest at 8.00% per annum, and is due in full in July 2004. The note was paid in full in March 2000.

     In July 1999, the Company loaned its President $300,000. The full recourse loan bears interest at 8.00% per annum, and is due in full in July 2002.

     In July 1999, the Company loaned the former Chief Financial Officer of the Company $100,000. The full recourse loan bears interest at 8.00% per annum, and is due in full in July 2002.

     In July 1999, the Company loaned the Executive Vice President of the Company $50,000. The full recourse loan bears interest at 8.00% per annum, and is due in full in July 2002.

     The former Chief Executive Officer received a cash payment of $1.0 million for severance benefits in accordance with the employment agreement between the executive and the Company.

     During the years ended December 31, 1997, 1998 and 1999, the Company incurred fees of approximately $55,000, $1.0 million and $1.4 million respectively, for legal services to a law firm in which a director and shareholder of the Company is a partner. As of December 31, 1998 and 1999, approximately $185,000 and $6,000 respectively, of such fees are included in accounts payable in the accompanying balance sheets.

     During the years ended December 31, 1997, 1998 and 1999, the Company incurred costs of approximately $15,000, $121,000 and $313,000, respectively, for communication services from InterCept. As of December 31, 1998 and 1999, approximately $30,000 and $35,000 respectively, of such fees is included in the accrued accounts payable in the accompanying balance sheets. The Company also invoiced InterCept $825,000 during 1999 for license fees related to the Collection Works Software and Imaging Software products.

     In October 1997, Rodgers Capital Group purchased 200,000 shares of common stock from the Company at a price of $1.00 per share. In addition, the Company paid Rodgers Capital a total of $220,000, $217,000 and $438,000 as compensation for services provided by Rodgers Capital in connection with obtaining equity investments for the Company during 1997, 1998 and 1999, respectively.

     During the years ended December 31, 1998 and 1999, the Company incurred costs of approximately $21,000 and $167,000, respectively from Phoenix International for commission fees related to sales of the Company's products. In addition, the Company incurred costs of $276,000 in 1999 for the development of the Company's web page. As of December 31, 1999, approximately $80,000 of fees are included in the accounts payable in the accompanying balance sheets. Phoenix International has a strategic marketing alliance with the Company and its Chairman and Chief Executive Officer is a director and shareholder of the Company. The Company also invoiced Phoenix International approximately $585,000 in 1998 for marketing-related services of the Company's products.

     During the years ended December 31, 1998 and 1999, the Company incurred costs of approximately $113,000 and $100,000 respectively, from Brown Burke Capital Partners, Inc. for merger and acquisition advisory services in connection with the purchase of BSI in December 1998 and Imaging Institute in July 1999 (Note 4). One of the principals of this corporation is a director and shareholder of the Company.

     During the years ended 1998 and 1999, the Company invoiced FLAG Financial Corporation $207,000 and $219,000 respectively, for set-up fee and processing services related to the purchase of TOWNE CREDIT and TOWNE FINANCE products. The Chief Executive Officer of FLAG Financial Corporation is a director and shareholder of the Company.

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
   2.1    --   Agreement and Plan of Merger by and among Towne Services,
               Inc., TSI Acquisition One, Inc., Forseon Corporation and
               certain of the stockholders of Forseon Corporation dated as of March 25, 1999.***
   2.2    --   Escrow Agreement dated June 19, 1999 by and among Towne
               Services, Inc., Dan Paul and Allen Merrill, each in their
               capacity as a stockholder representative, and First Union
               National Bank (incorporated by reference to the Company's
               Quarterly Report on Form 10-Q filed on August 16, 1999).
   3.1    --   Amended and Restated Articles of Incorporation, as filed
               with the Secretary of State of the State of Georgia on July
               29, 1998.**
   3.2    --   Amended and Restated Bylaws, effective May 19, 1998.**
   3.3    --   Articles of amendment to the Amended and Restated Articles of Incorporation of Towne Services Inc., as filed with the
               Secretary of State of Georgia on May 21, 1999.**
   3.4    --   Amendment to the Amended and Restated Bylaws of Towne
               Services Inc., effective May 21, 1999.**
   3.5    --   Articles of Amendment to the Amended and Restated Articles
               of Incorporation of Towne Services Inc., as filed with the
               Secretary of State of Georgia on June 11, 1999.**
   4.1    --   See Exhibits 3.1 through 3.5 for provisions of the Amended and Restated Articles of Incorporation and Amended and
               Restated Bylaws defining the rights of the holders of common stock of the Company.
  10.1    --   1996 Stock Option Plan (including form of Stock Option
               Agreement.*/+
  10.2    --   1998 Stock Option Plan (including form of Stock Option
               Agreement).*/+
  10.3    --   Form of Non-Qualified Stock Option Agreement.*/+
  10.4    --   Employment Agreement by and between Towne Services, Inc. and
               Henry M. Baroco dated as of January 15, 1997.*/+
  10.5    --   Employment Agreement by and between Towne Services, Inc. and
               Cleve Shultz dated as of May 19, 1998.*/+
  10.6    --   Form of Towne Credit Bank Marketing Agreement.*
  10.7    --   Form of Towne Finance Bank Marketing Agreement.*
  10.8    --   Form of Towne Credit Merchant Processing Agreement.*
  10.9    --   Form of Towne Finance Client Processing Agreement.*
 10.10    --   Form of CASH FLOW MANAGER Merchant Services Agreement
               (incorporated by reference to the exhibits to Towne's Annual
               Report on Form 10-K filed on March 26, 1999).
 10.11    --   Form of CASH FLOW MANAGER License Agreement (incorporated by reference to the exhibits to Towne's Annual Report on Form
               10-K filed on March 26, 1999).
 10.12    --   Form of Independent Bankers Bank General Marketing Agent
               Agreement (incorporated by reference to the exhibits to
               Towne's Annual Report on Form 10-K filed on March 26, 1999).
 10.13    --   Registration Rights Agreement dated as of March 13, 1998 by and between Towne Services, Inc. and Capital Appreciation
               Partners, L.P.*
 10.14    --   Form of Indemnification Agreement entered into between Towne
               Services, Inc. and its directors and officers.*
 10.15    --   Promissory note dated September 8, 1997 issued to Towne
               Services, Inc. by Henry M. Baroco.*+
 10.16    --   Promissory note dated April 1, 1998 issued to Towne
               Services, Inc. by Bruce F. Lowthers, Jr.*+

EXHIBIT
  NO.                                  DESCRIPTION
-------                                -----------
 10.17    --   Promissory Note dated October 8, 1998 issued to Towne
               Services, Inc. by Henry M. Baroco (incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K filed on March 26, 1999).+
 10.18    --   Promissory note dated July 22, 1999 issued to Towne
               Services, Inc. by Cleve B. Schultz.+
 10.19    --   Promissory note dated July 22, 1999 issued to Towne
               Services, Inc. by Henry M. Baroco.+
 10.20    --   Promissory note dated July 22, 1999 issued to Towne
               Services, Inc. by Bruce F. Lowthers, Jr.+
 10.21    --   Form of General Marketing Agent Agreement.*
 10.22    --   Sublease Agreement by and among Technology Park/Atlanta,
               Inc. and Towne Services, Inc. dated March 9, 1999
               (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on May 7, 1999).
 10.23    --   Director Stock Option Plan, adopted April 15, 1999
               (incorporated by reference to Appendix B to the Company's
               definitive Proxy Statement for its 1999 Annual Meeting filed on April 26, 1999).+
 10.24    --   Stock Purchase Warrant by and between Towne Services Inc., and Synovus Financial Corporation dated June 16, 1999
               (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 16, 1999).
 10.25    --   Form of promissory notes for executive officers
               (incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on November 12, 1999).
 10.26    --   Registration Rights Agreement dated as of July 19, 1999
               between Towne Services, Inc. and the shareholders of Imaging
               Institute, Inc.
 10.27    --   Private Label Internet Service Provider Agreement dated
               December 14, 1999 between Towne Services, Inc. and Lynxus,
               Inc.
 10.28    --   Contract for Payroll Services dated December 15, 1999
               between Towne Services, Inc. and Pay Systems of America, a subsidiary of Concord EFS.
 10.29    --   Referral Agreement dated December 13, 1999 between Towne
               Services, Inc. and NOVA Information Systems, Inc.
 10.30    --   Master License Agreement dated December 8, 1999 between
               Towne Services, Inc. and Trans Union LLC.
 10.31    --   Agreement dated June 24, 1998 between Towne Services, Inc.
               and Total Debt Management, formerly Wallace and De Mayo,
               P.C.
 10.32    --   Agreement dated December 22, 1998 between Towne Services,
               Inc. and Princeton eCom Corporation.
  21.1    --   Subsidiaries of Towne Services, Inc.
  23.1    --   Consent of Arthur Andersen, LLP.
  24.1    --   Power of Attorney (contained or the signature page hereof).
  27.1    --   Financial Data Schedule for the period ending December 31,
               1999 (for SEC use only).
  27.2    --   Restated Financial Data Schedule for the period ending
               December 31, 1998 (for SEC use only).
  27.3    --   Restated Financial Data Schedule for the period ending
               December 31, 1997 (for SEC use only).

---------------

  * Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (No. 333-53341) as declared effective by the Securities and Exchange Commission on July 30, 1998.
 ** Incorporated by reference to the exhibits to the Company's Registration
    Statement on Form S-1 (No. 333-76859) as declared effective by the Securities and Exchange Commission on June 23, 1999.
*** Incorporated by reference to the exhibits to the Company's Registration
    Statement on Form S-4 (No. 333-76493) as declared by the Securities and Exchange Commission on June 10, 1999.
  + This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).