Form 10-Q
period 2000-03-31
TOWNE SERVICES INC
filed 2000-05-15
CIK 1061762

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,464,015 shares outstanding at May 10, 2000.

                               INDEX TO FORM 10-Q

                                                                                                                               PAGE
                                                                                                                               ----
            PART I             FINANCIAL INFORMATION

              Item 1.          Financial Statements

                               Condensed Consolidated Balance Sheets as of
                               December 31, 1999 and March 31, 2000                                                              3

                               Condensed Consolidated Statements of Operations for the Three Months ended March 31,
                               1999 and 2000                                                                                     4

                               Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31,
                               1999 and 2000                                                                                     5

                               Notes to Condensed Consolidated Financial Statements                                              6

               Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations            11

               Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                       18


          PART II              OTHER INFORMATION

               Item 1.         Legal Proceedings                                                                                19

               Item 2.         Change in Securities and Use of Proceeds                                                         19

               Item 3.         Defaults Upon Senior Securities                                                                  19

               Item 4.         Submission of Matters to a Vote of Security Holders                                              19

               Item 5.         Other Information                                                                                19

               Item 6.         Exhibits and Reports on Form 8-K                                                                 20

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                              TOWNE SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1999 AND MARCH 31, 2000

                                                                                                 DECEMBER 31,        MARCH 31,
                                                                                                    1999               2000
                                                                                               ---------------------------------
                                                                                                   AUDITED           UNAUDITED
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                     $ 20,981,000       $ 17,795,000
  Investments                                                                                      1,350,000          1,618,000
  Accounts receivable, net of allowance
     for uncollectible accounts of $532,000 and $599,000
     at December 31, 1999 and March 31, 2000, respectively                                         5,289,000          3,771,000
  Notes receivable from employees                                                                    509,000            153,000
  Other                                                                                              600,000            671,000
                                                                                               ---------------------------------
       Total current assets                                                                       28,729,000         24,008,000
                                                                                               ---------------------------------

PROPERTY AND EQUIPMENT, net                                                                       10,540,000         10,753,000
NOTES RECEIVABLE FROM EMPLOYEES                                                                      804,000            810,000
GOODWILL, net                                                                                     15,905,000         15,583,000
OTHER INTANGIBLES, net                                                                             1,034,000          1,046,000
OTHER ASSETS, net                                                                                    725,000            882,000
                                                                                               ---------------------------------
                                                                                                $ 57,737,000       $ 53,082,000
                                                                                               =================================


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                              $  1,516,000       $    475,000
  Accrued liabilities                                                                              1,808,000          2,078,000
  Accrued compensation                                                                               950,000            898,000
  Accrued termination costs                                                                          230,000            186,000
  Dividends payable                                                                                   95,000            134,000
  Deferred revenue                                                                                 2,207,000          1,878,000
  Current portion of long-term debt                                                                  231,000            237,000
                                                                                               ---------------------------------
     Total current liabilities                                                                     7,037,000          5,886,000
                                                                                               ---------------------------------

LONG TERM DEBT                                                                                     1,028,000            975,000
REDEEMABLE COMMON SHARES                                                                             770,000            770,000

SHAREHOLDERS' EQUITY:
  Preferred stock, $100 par value; 20,000,000 shares authorized, 20,000 shares
    issued and outstanding at December 31, 1999 and March 31, 2000                                 1,880,000          1,880,000
  Common stock, no par value; 50,000,000 shares authorized, 27,197,722 and
     27,230,592 issued and outstanding December 31, 1999 and March 31,
     2000, respectively                                                                           86,690,000         86,638,000
  Warrants outstanding                                                                               161,000            161,000
  Accumulated deficit                                                                            (39,829,000)       (43,228,000)
                                                                                               ---------------------------------
     Total shareholders' equity                                                                   48,902,000         45,451,000
                                                                                               ---------------------------------
                                                                                                $ 57,737,000       $ 53,082,000
                                                                                               =================================

The accompanying notes are an integral part of these consolidated balance sheets.

                              TOWNE SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000


                                                                                                        FOR THE THREE
                                                                                                         MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                               ---------------------------------
                                                                                                   1999                 2000
                                                                                               ---------------------------------
                                                                                                           UNAUDITED

REVENUES                                                                                        $  7,493,000       $  6,700,000

COSTS AND EXPENSES:
  Costs of processing, servicing and support                                                       1,520,000          2,063,000
  Research and development                                                                           249,000                 --
  Sales and marketing                                                                              5,285,000          4,990,000
  General and administrative                                                                       2,170,000          3,395,000
                                                                                               ---------------------------------
     Total costs and expenses                                                                      9,224,000         10,448,000
                                                                                               ---------------------------------
OPERATING LOSS                                                                                    (1,731,000)        (3,748,000)
                                                                                               ---------------------------------

OTHER EXPENSES:
  Interest income, net                                                                               (72,000)          (389,000)
                                                                                               ---------------------------------
     Total other expenses                                                                            (72,000)          (389,000)
                                                                                               ---------------------------------

Loss before provision (benefit) from income taxes                                                 (1,659,000)        (3,359,000)

Income tax expense (benefit)                                                                        (114,000)                --


                                                                                               ---------------------------------
NET LOSS                                                                                        $ (1,545,000)      $ (3,359,000)
                                                                                               =================================

PREFERRED STOCK DIVIDENDS                                                                                 --            (40,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                                                    $ (1,545,000)      $ (3,399,000)
                                                                                               =================================

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
   PER COMMON SHARE:
Basic                                                                                           $      (0.07)      $      (0.12)
                                                                                               =================================
Diluted                                                                                         $      (0.07)      $      (0.12)
                                                                                               =================================


Weighted Average Common Shares Outstanding                                                        21,840,772         27,222,373
                                                                                               =================================

The accompanying notes are an integral part of these consolidated balance sheets.

                              TOWNE SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 2000

                                                                                                        FOR THE THREE
                                                                                                         MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                               ---------------------------------
                                                                                                    1999               2000
                                                                                               ---------------------------------
                                                                                                           UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                      $ (1,545,000)      $ (3,360,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Compensation expense recognized for stock for stock option grants                               36,000            (76,000)
      Depreciation                                                                                   195,000            533,000
      Amortization of intangibles and goodwill                                                       426,000            524,000
      Provision for doubtful accounts                                                                 16,000            459,000
      Changes in operating assets and liabilities, net of assets acquired:
           Accounts receivable                                                                    (1,740,000)         1,059,000
           Prepaid & other assets                                                                   (624,000)          (227,000)
           Accounts payable                                                                        1,195,000         (1,041,000)
           Accrued liabilities                                                                      (294,000)           270,000
           Accrued compensation                                                                      386,000            (52,000)
           Deferred revenue                                                                          290,000           (330,000)
           Accrued termination costs                                                                      --            (44,000)
                                                                                               ---------------------------------
                   Total adjustments                                                                (114,000)         1,075,000
                                                                                               ---------------------------------
                   Net cash used in operating activities                                          (1,659,000)        (2,285,000)
                                                                                               ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in notes receivable from shareholders                                                    (5,000)           350,000
  Purchase of short-term investments                                                                      --         (1,118,000)
  Proceeds from sale of short-term investments                                                            --            850,000
  Purchase of property and equipment, net                                                         (1,244,000)          (784,000)
  Other assets                                                                                            --            (29,000)
  Acquisitions, net of cash acquired                                                                (153,000)          (132,000)
                                                                                               ---------------------------------
                     Net cash used in investing activities                                        (1,402,000)          (863,000)
                                                                                               ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                                                             19,000             24,000
  Repayment of debt                                                                               (5,056,000)           (62,000)
                                                                                               ---------------------------------
                      Net cash used in financing activities                                       (5,037,000)           (38,000)
                                                                                               ---------------------------------
NET DECREASE IN CASH                                                                              (8,098,000)        (3,186,000)
CASH AND CASH EQUIVALENTS, beginning of period                                                    14,060,000         20,981,000
                                                                                               ---------------------------------
CASH AND CASH EQUIVALENTS, end of period                                                        $  5,962,000       $ 17,795,000
                                                                                               =================================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes                                                                      $         --       $         --
                                                                                               =================================
Cash paid for interest                                                                          $     42,000       $     32,000
                                                                                               =================================

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

         The Company's "virtual credit card system" processes the in-house credit transactions of businesses and includes an automated receivables management system that allows banks to quickly finance the working capital needs of their business customers. Towne Services' merchandise forecasting system processes sales and inventory transactions of small businesses, giving small business owners greater control over inventory levels and the ability to make better inventory purchase decisions and to improve cash flow and operating margins.

         The Company's automated asset management systems are TOWNE CREDIT(R), which processes consumer credit transactions for small and medium size retail merchants, TOWNE FINANCE(R) and CASHFLOW MANAGER(SM), which process business-to-business credit transactions for commercial businesses, and RMSA Forecast, which processes sales and inventory transactions and provides merchandising information for specialty retail stores.

         As discussed below in Note 6, the Company acquired Forseon Corporation ("Forseon") in 1999 under the pooling-of-interests basis in accounting, and, accordingly the Company's historical consolidated financial statements have been restated as if the acquisition occurred as of the earliest period presented.

2. BASIS OF PRESENTATION

UNAUDITED INTERIM FINANCIAL INFORMATION

         The accompanying condensed consolidated financial statements for the three months ended March 31, 2000 are unaudited. The historical financial information has been restated for the effects of the Forseon acquisition, which was accounted for as a pooling of interests. In the opinion of the management of the Company, these financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial statements. Certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's most recent Form 10-K report filed with the Security and Exchange Commission on March 30, 2000. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or for any other future periods.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements include the accounts of Towne Services, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

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

REVENUE RECOGNITION

         The Company functions as a service bureau whereby customers process transactions utilizing the Company's software on an outsourced basis. The Company's revenues are generated primarily through initial set-up fees, discount fees, recurring monthly transaction processing fees and software license fees. In response to the issuance of the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," the Company recognizes revenues related to the initial set-up fees on a deferred basis over the estimated life of the contract terms and in the case of certain cancellation clauses and/or return guarantees, until the guarantee period is expired. Prior to the adoption of SAB No. 101, the Company recognized initial set-up fees upon the execution of the related contract. Transaction fees are recognized on a monthly basis as earned. Revenues related to software license fees and Agent Agreements for the re-sales of software license fees are recognized in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2"), as amended. The Company also leases point of sale terminal equipment to banks under month-to-month operating leases. Such operating lease revenues are recognized on a monthly basis as earned.

4.  RECENT  ACCOUNTING  PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for periods beginning after December 15, 1997. The Company adopted SFAS No. 130 effective March 31, 1998. SFAS No. 130 does not have a material impact on the Company's financial statements, as comprehensive income does not differ from the reported net loss.

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

         As noted above in Note (3), the Company adopted SAB No. 101 effective as of the beginning of the fourth quarter ended December 31, 1999.

5.  PUBLIC OFFERING

         In June 1999, the Company completed a second public offering of 4,500,000 shares of common stock at an offering price to the public of $7.125 per share, and on July 20, 1999, 675,000 shares of common stock were issued and sold by the Company pursuant to an underwriters' over-allotment provision in connection with this public offering. The total proceeds from this public offering, net of underwriting discounts and offering expenses, were approximately $33.0 million.

6.  ACQUISITIONS

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

         On July 20, 1999, the Company acquired all of the issued and outstanding stock of Imaging Institute, Inc., a Bloomington, Minnesota-based company, for approximately $1.2 million cash and the issuance of 81,016 shares of the Company's common stock. Imaging Institute's main products include AUGUSTA and EzVIEW VAULT(TM), which offer unique and functional document imaging and archiving solutions tailored for small to medium size businesses. Pursuant to the terms of the registration rights agreement that we entered into in connection with the Imaging Institute acquisition, we are required to purchase from the Imaging Institute shareholders, upon their request, up to 81,016 shares of our common stock at a price of $9.50 per share on the one year anniversary of this transaction. In connection with the purchase of Imaging Institute, the company has recorded goodwill in the amount of $1.9 million, which will be amortized over a five-year period.

7. LONG-TERM DEBT

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

         In November 1999, the Company entered into a five-year capital lease obligation with NEC America, Inc. to finance the purchase of office telecommunications equipment. The capital lease obligation of approximately $21,000 includes interest expense of approximately $6,700, or 10.5%, of the principal. The amount of the minimum monthly lease obligation, consisting of principal and interest, is approximately $388.

8.  SHAREHOLDERS' EQUITY

PREFERRED STOCK

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

         The holders of the Series B Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared by the Board of Directors out of any funds legally available therefore at the rate of $2.00 per share of Series B Preferred Stock per quarter. Dividends are payable quarterly on March 31, June 30, September 30 and December 31 in each year. Dividends accrue on each share of Series B Preferred Stock beginning June 1999 and accrue from day to day, whether or not earned or declared and whether or not there are funds legally available for the payment of such dividends. Any accumulation of dividends on the Series B Preferred Stock does not bear interest. The accrued balance of Series B Preferred Stock dividends is $135,000 at March 31, 2000.

WARRANTS

         In connection with the issuance of the Series B Preferred Stock, the Company issued a warrant to purchase 30,000 shares of the Company's common stock for $9.08 per share, which is exercisable beginning 12 months after the issue date. The term of the warrant is 5 years. The Company allocated $120,000 to the warrant based on the relative fair value of the warrant using the Black-Scholes pricing method.

9.  RELATED-PARTY TRANSACTIONS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This interim report contains several "forward-looking statements" concerning Towne Services' operations, performance, prospects, strategies and financial condition, including its future economic performance, intent, plans and objectives and the likelihood of success in developing and expanding its business. These statements are based upon a number of assumptions and estimates, which are subject to significant uncertainties, many of which are beyond the control of Towne Services. Words such as "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan" and "estimate" are meant to identify these forward-looking statements. Actual results may differ materially from those expressed or implied by these forward-looking statements. See "Disclosures Regarding Forward-Looking Statements" at the end of this Item for a description of some of the important factors that may affect actual outcomes.


OVERVIEW

         Towne Services, Inc. provides services and products that process sales and payment information and related financing transactions for businesses and banks in the United States. We deliver these services and products online via an electronic hub, or gateway, that links business and bank customers with the Company and other providers of products and services that can benefit these customers. We use this electronic gateway to deliver a variety of business and management solutions using internet and telecommunication connections. Towne Services currently generates revenues through the deployment and use of four primary products: TOWNE CREDIT(R), which processes consumer credit transactions for small and medium size retail merchants; TOWNE FINANCE(R) and CASHFLOW MANAGER(SM), which process business-to-business credit transactions for commercial businesses; RMSA Forecast, which processes sales and inventory transactions and provides merchandising information for specialty retail stores; and ancillary services related to these products. With each of these products, we generate initial set-up fees, discount fees and recurring monthly transaction processing fees. Management believes the prices charged for both the initial set-up fees and the recurring transaction fees are based upon the relative fair value of the related services provided.

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

         With each of our transaction processing products, our business customer pays a discount fee to its bank equal to a percentage of the value of each transaction processed. In addition, the business' customer pays the bank interest and fees for amounts owed on account. We generate recurring revenue by collecting a portion of the discount fee and, if applicable, the interest paid on these accounts, as well as by charging monthly transaction processing fees. Monthly transaction processing fees include charges for electronic processing, statement rendering and mailing, settling payments, recording account changes and new accounts, leasing and selling point of sale terminals, telephone and software support services, rental fees and collecting debts.

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

         In June 1999, we completed a second public offering of 4,500,000 shares of common stock at an offering price to the public of $7.125 per share and in July 1999, we issued and sold 675,000 shares of common stock pursuant to an underwriters' over-allotment provision in connection with this public offering. The total proceeds to Towne from the public offering, net of underwriting discounts and offering expenses, were approximately $33.0 million.

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

         For the three months ended March 31, 1999 and 2000, we had net losses attributable to common shareholders of approximately $1.5 million, and $3.4 million, respectively. As of December 31, 1999, we had an accumulated deficit of $39.8 million, of which $15.6 million related to 1999. Approximately $7.8 million of this $15.6 million increase in accumulated deficit resulted from one-time charges, including a non-cash charge of $3.2 million related to the cumulative effect of an accounting change resulting from adoption of Staff Accounting Bulletin No. 101, a charge of $2.3 million related to the acquisition of Forseon, a charge of $1.6 million related to employee severance packages and the loss on a sublease agreement and a non-cash charge of $595,000 related to a deferred tax asset from Forseon. As of March 31, 2000, our accumulated deficit was $43.2 million, which included $232,000 of one-time charges relating to a $40,000 accrual for preferred dividends and a charge of $192,000 resulting from employee severance payments.

         Our total revenues were approximately $7.5 million and $6.7 million for the three months ended March 31, 1999 and 2000, respectively. We have experienced net losses in each of these periods and expect to continue to incur losses for the foreseeable future. The number of our employees at March 31, 1999 was 320 compared to 294 employees at March 31, 2000. The majority of this reduction in our workforce occurred in our sales and customer service departments, which are reported under sales and marketing and cost of processing, servicing and support, respectively. We anticipate that our overall operating expenses will decrease as a result of our reduction in labor force and some components of our operating expenses may be more significantly affected than other components.

         Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development and relatively new and changing markets. There can be no assurance that we will be successful in addressing these risks and difficulties or that we will achieve profitability in the future.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1999 AND 2000

         Revenues. Our revenues decreased from $7.5 million for the three months ended March 31, 1999 to $6.7 million for the three months ended March 31, 2000. Recurring revenues increased from $5.4 million for the three months ended March 31, 1999 to $5.5 million for the three months ended March 31, 2000. During these two periods, recurring revenue accounted for approximately 72% and 82% of total revenues, respectively. Set-up fees accounted for approximately 19% and 11% of total revenues, respectively. Other revenues accounted for approximately 9% and 7% of total revenues, respectively. The decrease in revenues during these periods is attributed primarily to a decrease in bank set-up fee revenues and software license fee revenues.

         Costs of Processing, Servicing and Support. Costs of processing, servicing and support increased from $1.5 million in 1999 to $2.1 million in 2000. These costs were approximately 20% and 31% of total revenues, respectively, for these two periods. Costs of processing, servicing and support increased as a result of additional services and support functions necessary to support our growth both through the acquisition of new customers and the acquisition of complementary businesses. Towne anticipates that these costs will continue to increase as its customer base expands.

         Research and Development. Research and development expenses decreased from $249,000 in 1999 to $0 in 2000. Research and development expenses represented approximately 3% and 0% of total revenues, respectively, during these two periods. Research and development costs have decreased compared to 1999 as a result of our products reaching technological feasibility and being capitalized in accordance with FASB 86. In addition, we did not incur significant costs to make our products year 2000 compliant because our products are currently designed to properly function through and beyond the year 2000. Please see "--Effects of the Year 2000" for further discussion about our efforts to make our systems and operations ready for the year 2000.

         Sales and Marketing. Sales and marketing expenses decreased from $5.3 million in 1999 to $5.0 million in 2000. Sales and marketing expenses were approximately 71% and 74% of total revenues, respectively, during these two periods. The decrease in the dollar amount of these expenses is primarily the result of the decrease in the number of sales personnel, related business travel expenses, and recruiting expenses to attract new sales employees. We anticipate that sales and marketing expenses will increase as we expand our sales and marketing efforts. Costs of sales and marketing increased as a percentage of revenues in 2000 as a result of the decrease in revenues during the period.

         General and Administrative. General and administrative expenses increased from $2.2 million in 1999 to $3.4 million in 2000. These costs represented approximately 28% and 52% of total revenues, respectively, for these two periods. The increase in these expenses was primarily the result of increases in the number of executive and administrative employees and expenses related to our growth, amortization expenses relating to acquisitions, write-offs of uncollectible accounts receivables, and a one-time charge for employee severance costs.

         Interest Expense (Income), Net. We reported net interest income of $72,000 in 1999 and $389,000 in 2000. Net interest income increased as a result of earnings on investments of cash proceeds received from our public offering in June 1999.

         Income Taxes. As of December 31, 1999, we had net operating loss carry forwards ("NOLs") of approximately $27.3 million for federal tax purposes, which will expire if not utilized beginning 2012. Due to changes in the Company's ownership structure, the Company's use of its NOLs as of October 1, 1997 of approximately $2.5 million will be limited to approximately $550,000 in any given year to offset future taxes. In addition, due to the Company's acquisitions during 1998 and 1999, NOLs of approximately $6.1 million will be limited to approximately $1.6 million in any given year to offset future taxes. If Towne does not realize taxable income in excess of the limitation in future years, certain NOLs will be unrealizable. Once these net operating loss carryforwards are utilized or expire, the Company's projected effective tax rate will increase, which will adversely affect the Company's operating results and financial condition.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans for operations and growth. Other forward-looking statements relate to trends affecting our financial condition and results of operations, and our anticipated capital needs and expenditures. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. During our short history, our operating results have varied significantly and are likely to fluctuate significantly in the future as a result of a combination of factors. These factors include:

         whether Towne can successfully complete transitions in its management and operations and whether its management team can attain its goals and improve its financial condition;

         the possible negative impact of lawsuits which have been filed against Towne on the company's stock price and ability to meet its sales and other business objectives;

         the distraction of management's time and attention and other possible adverse effects on the company's business and operations as a result of foregoing factors;

         market acceptance of new products and services, including the recently announced business suite of products offered by Towne;

         whether Towne can successfully complete the integration of acquired businesses and products without incurring significant costs or charges;

         Towne's limited operating history and whether it will be able to achieve or maintain profitability or other desired results of operations; and

         other factors discussed in this report and in Towne's filings with Securities and Exchange Commission, including its registration statements on Form S-4 (No. 333-76493) as declared effective on June 10, 1999, and Form S-1 (No. 333-76659) declared effective on June 23, 1999, and the "Risk Factors" sections contained therein.



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

         In November 1999, the Company entered into a five-year capital lease obligation with NEC America, Inc. to finance the purchase of office telecommunications equipment. The capital lease obligation of approximately $21,000 includes interest expense of approximately $6,700, or 10.5%, of the principal. The amount of the minimum monthly lease obligation, consisting of principal and interest, is approximately $388.

         Net cash used in operating activities was approximately $1.7 million and $2.3 million for the three months ended March 31, 1999 and 2000, respectively. Net cash used in operating activities for the three months ended March 31, 1999 primarily represents a $1.5 million net loss, partially offset
(a) by a $1.3 million increase in accounts payable and accrued expenses, (b) $621,000 of depreciation and amortization expenses and (c) a $290,000 increase in deferred revenues. Net cash used in operating activities for that period also represents a $1.7 million increase in accounts receivable and a $624,000 increase in prepaid and other assets. Net cash used in operating activities for the three months ended March 31, 2000 primarily represents a $3.4 million net loss, partially offset (a) by a $1.1 million decrease in accounts receivable,
(b) $1.1 million of depreciation and amortization expenses and (c) $459,000 of a provision for doubtful accounts. Net cash used in operating activities for that period also represents a $867,000 decrease in accounts payable and accrued expenses and a $330,000 decrease in deferred revenue.

         Net cash used in investing activities was approximately $1.4 million and $863,000 for the three months ended March 31, 1999 and 2000, respectively. Net cash used in investing activities for the three months ended March 31, 1999 primarily represents (a) an increase of $153,000 of expenses related to acquisitions and (b) $1.2 million of expenses for the purchase of computer equipment and other capital equipment used in conducting our business. Net cash used in investing activities for the three months ended March 31, 2000 primarily represents (a) a net increase of $268,000 in short-term investments, (b) $813,000 of expenses for the purchase of computer equipment and other capital equipment used in conducting our business, (c) an increase of $132,000 of expenses related to acquisitions and (d) a $350,000 decrease in notes receivable from shareholders.

         Net cash used for financing activities was approximately $5.0 million and $38,000 for the three months ended March 31, 1999 and 2000, respectively. Net cash used for financing activities for the three months ended March 31, 1999 consisted primarily of $5.1 million related to the repayment of short-term debt obligations offset by proceeds of $19,000 received from stock option exercises. Net cash used for financing activities for the three months ended March 31, 2000 consisted primarily of $62,000 related to the repayment of short-term debt obligations offset by proceeds of $24,000 received from stock option exercises.

EFFECTS OF THE YEAR 2000

         We did not experience any difficulties related to the Year 2000 problem on December 31, 1999, and we are not aware of any such difficulties since that date. Our operations have not, to date, been adversely affected by any difficulties experienced by our third party software suppliers, customers or other entities with which we have business relationships, in connection with the Year 2000 problem.


RECENT ACCOUNTING STANDARDS

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for periods beginning after December 15, 1997. Towne adopted SFAS No. 130 on January 1, 1998. SFAS No. 130 does not have a material impact on our financial statements as comprehensive income did not differ from the reported net loss for all periods presented.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The adoption of SFAS No. 131 did not have an impact on our financial statements, as we operate in only one business segment, electronic transaction processing. Our operating business products provide electronic transaction processing for small business in-house accounts. The product lines we offer use our central administrative offices for customer support, centralized processing and sales support. In addition, our sales force markets all products within their assigned markets. We consequently consider all of our products as one reportable segment under the definitions in SFAS No. 131.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1999 and thereafter). SFAS No. 133 cannot be applied retroactively; it must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The adoption of SFAS No. 133 is not expected to have a material impact on our financial statements.

         In response to the issuance of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," we began recognizing all revenues from set-up fees on a deferred basis. The effects of this change in accounting principle were applied cumulatively as of the beginning of the fourth quarter of 1999.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We do not use derivative financial instruments in our operations or investments and do not have significant operations that are subject to fluctuations in foreign currency exchange rates.

         Our short term and long term investments are deposited principally in a single financial institution with significant assets and consist of U.S. Treasury bills and notes with maturities of less than three years. We do not consider the interest rate risk for these investments to be material. In addition, our outstanding debt obligations, Note (7), have a fixed rate of interest and, therefore, we do not have a significant risk due to potential fluctuations in interest rates for loans at this time.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

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

                  These two suits are purported securities class actions brought by the named individual shareholders against Towne Services and one of its current officer and two former officers. No class has yet been certified. The complaint alleges, among other claims, that Towne Services should have disclosed in the prospectus used for its secondary public offering in June 1999 that it allegedly experienced serious problems with its network infrastructure and processing facilities during the move of its corporate headquarters in June 1999, and that these problems allegedly led to a higher than usual number of customers terminating their contracts during the second quarter. The complaint seeks an unspecified award of damages. A Motion to Consolidate the Golab and Bolen cases is pending. Discovery has not yet commenced. Towne Services believes that the allegations in the complaints are without merit and intends to defend the lawsuits vigorously.

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

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT
NO.                               DESCRIPTION
---                               -----------


27.1  --   Financial Data Schedule for the period ending March 31, 2000 (for
           SEC use only).

27.2 --    Restated Financial Data Schedule for the period ending March 31, 1999
           (for SEC use only).

-----------------------------------------


(b)      Reports on Form 8-K

Form 8-K (No. 000-24695) filed with the SEC on January 13, 2000 to report the resignation of Bruce F. Lowthers as Chief Financial Officer of Towne Services.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        TOWNE SERVICES, INC.



May 15, 2000            /s/  G. Lynn Boggs
---------------         -------------------------------------------------
Date                    G. Lynn Boggs
                        Chairman of the Board and Chief Executive Officer
                        (principal and executive officer)


May 15, 2000            /s/ Michele Ann Bowman
---------------         -------------------------------------------------
Date                    Michele Ann Bowman
                        Vice President and Controller
                        (principal financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT
NO.                                        DESCRIPTION
---                                       -----------


27.1       --    Financial Data Schedule for the period ending March 31, 2000 (for SEC use only).

27.2       --    Restated Financial Data Schedule for the period ending March 31, 1999 (for SEC use only).