Form 10-Q
period 2000-06-30
TOWNE SERVICES INC
filed 2000-08-11
CIK 1061762

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,524,535 shares outstanding at August 10, 2000.

                   INDEX TO FORM 10-Q

                                                                                        PAGE
                                                                                        ----

     PART I       FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  December 31, 1999 and June 30, 2000                                     3

                  Condensed Consolidated Statements of Operations for the Three
                  Months and Six Months ended June 30, 1999 and 2000                      4

                  Condensed Consolidated Statements of Cash Flows for the Six
                  Months ended June 30, 1999 and 2000                                     5

                  Notes to Condensed Consolidated Financial Statements                    6

     Item 2.      Management's Discussion and Analysis of Financial Condition and        10
                  Results of Operations

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk             16


     PART II      OTHER INFORMATION

     Item 1.      Legal Proceedings                                                      17

     Item 2.      Change in Securities and Use of Proceeds                               17

     Item 3.      Defaults Upon Senior Securities                                        17

     Item 4.      Submission of Matters to a Vote of Security Holders                    17

     Item 5.      Other Information                                                      18

     Item 6.      Exhibits and Reports on Form 8-K                                       18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              TOWNE SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 1999 AND JUNE 30, 2000

                                                                                          DECEMBER 31,            JUNE 30,
                                                                                              1999                  2000
                                                                                          ------------          ------------
                                                                                            AUDITED              UNAUDITED

                                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                               $ 20,981,000          $ 16,048,000
  Investments                                                                                1,350,000             1,340,000
  Accounts receivable, net of allowance
     for uncollectible accounts of $531,000 and $585,000
     at December 31, 1999 and June 30, 2000, respectively                                    5,289,000             3,292,000
  Notes receivable from employees                                                              509,000               133,000
  Other                                                                                        600,000               629,000
                                                                                          ------------          ------------
       Total current assets                                                                 28,729,000            21,442,000
                                                                                          ------------          ------------

PROPERTY AND EQUIPMENT, net                                                                 10,540,000            10,584,000
NOTES RECEIVABLE FROM EMPLOYEES                                                                804,000               849,000
GOODWILL, net                                                                               15,905,000            15,347,000
OTHER INTANGIBLES, net                                                                       1,034,000               980,000
OTHER ASSETS, net                                                                              725,000               853,000
                                                                                          ------------          ------------
                                                                                          $ 57,737,000          $ 50,055,000
                                                                                          ============          ============

                                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                        $  1,516,000          $    292,000
  Accrued liabilities                                                                        1,808,000             2,198,000
  Accrued compensation                                                                         950,000             1,279,000
  Accrued termination costs                                                                    230,000               171,000
  Dividends Payable                                                                             95,000               175,000
  Deferred Revenue                                                                           2,207,000             1,260,000
  Current portion of long-term debt                                                            231,000               251,000
                                                                                          ------------          ------------
     Total current liabilities                                                               7,037,000             5,626,000
                                                                                          ------------          ------------

LONG TERM DEBT                                                                               1,028,000               905,000

REDEEMABLE COMMON SHARES                                                                       770,000               770,000

SHAREHOLDERS' EQUITY:
  Preferred stock, $100 par value; 20,000,000 shares authorized, 20,000 shares
    issued and outstanding at December 31, 1999 and June 30, 2000, respectively              1,880,000             1,880,000
  Common stock, no par value; 50,000,000 shares authorized, 27,197,722 and
     27,524,535  issued and outstanding December 31, 1999 and June 30, 2000, respectively
                                                                                            86,690,000            86,866,000
Warrants outstanding                                                                           161,000               161,000
Accumulated deficit                                                                        (39,829,000)          (46,153,000)
                                                                                          ------------          ------------
   Total shareholders' equity                                                               48,902,000            42,754,000
                                                                                          ------------          ------------
                                                                                          $ 57,737,000          $ 50,055,000
                                                                                          ============          ============

         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                              TOWNE SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 2000

                                                                   FOR THE THREE                           FOR THE SIX
                                                                   MONTHS ENDED                            MONTHS ENDED
                                                                     JUNE 30,                                JUNE 30,
                                                         --------------------------------        --------------------------------
                                                             1999                2000                1999                2000
                                                         ------------        ------------        ------------        ------------
                                                                     UNAUDITED                              UNAUDITED

REVENUES                                                 $  7,934,000        $  6,780,000        $ 15,427,000        $ 13,480,000

COSTS AND EXPENSES:
  Costs of processing, servicing and support                1,597,000           1,878,000           3,118,000           3,941,000
  Research and development                                    207,000                  --             456,000                  --
  Sales and marketing                                       4,906,000           4,433,000          10,191,000           9,423,000
  Acquisition expense                                       2,287,000              75,000           2,343,000              75,000
  General and administrative                                2,712,000           3,521,000           4,825,000           6,916,000
                                                         ------------        ------------        ------------        ------------
     Total costs and expenses                              11,709,000           9,907,000          20,933,000          20,355,000
                                                         ------------        ------------        ------------        ------------
OPERATING LOSS                                             (3,775,000)         (3,127,000)         (5,506,000)         (6,875,000)
                                                         ------------        ------------        ------------        ------------
OTHER EXPENSES:
  Interest income, net                                        (41,000)           (242,000)           (113,000)           (631,000)
                                                         ------------        ------------        ------------        ------------
     Total other expenses                                     (41,000)           (242,000)           (113,000)           (631,000)
                                                         ------------        ------------        ------------        ------------

Loss before provision (benefit) from income tax            (3,734,000)         (2,885,000)         (5,393,000)         (6,244,000)

Income tax expense (benefit)                                 (240,000)                 --            (354,000)                 --
                                                         ------------        ------------        ------------        ------------

Loss before extraordinary item and cumulative
  effect of accounting change                              (3,494,000)         (2,885,000)         (5,039,000)         (6,244,000)

Cumulative effect of an accounting change                          --                  --           3,183,000                  --

                                                         ------------        ------------        ------------        ------------
NET LOSS                                                 $ (3,494,000)       $ (2,885,000)       $ (8,222,000)       $ (6,244,000)
                                                         ============        ============        ============        ============

PREFERRED STOCK DIVIDENDS                                     (14,000)            (40,000)            (14,000)            (80,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
  BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT
  OF AN ACCOUNTING CHANGE:                               $ (3,508,000)       $ (2,925,000)#      $ (5,053,000)       $ (6,324,000)
                                                         ============        ============        ============        ============

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
  BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT
  OF AN ACCOUNTING CHANGE PER COMMON SHARE:
Basic                                                    $      (0.16)       $      (0.11)       $      (0.23)       $      (0.23)
                                                         ============        ============        ============        ============
Diluted                                                  $      (0.16)       $      (0.11)       $      (0.23)       $      (0.23)
                                                         ============        ============        ============        ============

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS             $ (3,508,000)       $ (2,925,000)       $ (8,236,000)       $ (6,324,000)
                                                         ============        ============        ============        ============

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
     PER COMMON SHARE:
Basic                                                    $      (0.16)       $      (0.11)       $      (0.38)       $      (0.23)
                                                         ============        ============        ============        ============
Diluted                                                  $      (0.16)       $      (0.11)       $      (0.38)       $      (0.23)
                                                         ============        ============        ============        ============

Weighted Average Common Shares Outstanding                 21,994,027          27,434,983          21,913,816          27,330,412
                                                         ============        ============        ============        ============

              The accompanying notes are an integral part of these
                condensed consolidated statement of operations.

                              TOWNE SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 2000

                                                                                                  FOR THE SIX MONTHS
                                                                                                    ENDED JUNE 30,
                                                                                          ----------------------------------
                                                                                              1999                  2000
                                                                                          ------------          ------------
                                                                                            UNAUDITED             UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                                $ (8,222,000)         $ (6,244,000)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
      Cumulative effect of an accounting change                                              3,183,000                    --
      Compensation expense recognized for stock for stock option grants                         72,000               (40,000)
      Depreciation and amortization                                                            446,000             1,209,000
      Amortization of intangibles and goodwill                                                 818,000             1,048,000
      Provision for doubtful accounts                                                           83,000               549,000
      Changes in operating assets and liabilities, net of assets acquired:
           Accounts receivable                                                              (2,676,000)            1,447,000
           Prepaid and other assets                                                           (947,000)             (156,000)
           Accounts payable                                                                  2,790,000            (1,224,000)
           Accrued liabilities                                                                 152,000               390,000
           Accrued compensation                                                                596,000               329,000
           Deferred revenue                                                                    163,000              (947,000)
           Accrued termination costs                                                           (81,000)              (59,000)
                                                                                          ------------          ------------
                   Total adjustments                                                         4,599,000             2,546,000
                                                                                          ------------          ------------
                    Net cash used in operating activities                                   (3,623,000)           (3,698,000)
                                                                                          ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in notes receivable from shareholders                                             (10,000)              331,000
  Purchase of short-term investments                                                                --            (1,619,000)
  Proceeds from sale of short-term investments                                                      --             1,629,000
  Purchase of property and equipment, net                                                   (3,153,000)           (1,292,000)
  Other Assets                                                                                      --               (33,000)
  Acquisitions, net of cash acquired                                                          (178,000)             (349,000)
                                                                                          ------------          ------------
                     Net cash used in investing activities                                  (3,341,000)           (1,333,000)
                                                                                          ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                                                       56,000               207,000
  Repayment of debt                                                                         (5,137,000)             (118,000)
  Proceeds from issuance of preferred stock and warrants                                     2,000,000                    --
  Proceeds from issuance of common stock                                                    28,318,000                 9,000
                                                                                          ------------          ------------
                      Net cash provided by financing activities                             25,237,000                98,000
                                                                                          ------------          ------------
NET INCREASE (DECREASE) IN CASH                                                             18,273,000            (4,933,000)
CASH AND CASH EQUIVALENTS, beginning of period                                              14,060,000            20,981,000
                                                                                          ============          ============
CASH AND CASH EQUIVALENTS, end of period                                                  $ 32,333,000          $ 16,048,000
                                                                                          ============          ============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes                                                                $         --          $      8,000
                                                                                          ============          ============
Cash paid for interest                                                                    $     22,000          $     60,000
                                                                                          ============          ============
Acquisitions of property and equipment through capital leases                             $    948,000          $         --
                                                                                          ============          ============

  The accompanying notes are an integral part of these condensed consolidated statements of cash flows.

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

2. BASIS OF PRESENTATION

UNAUDITED INTERIM FINANCIAL INFORMATION

         The accompanying condensed consolidated financial statements for the three and six months ended June 30, 2000 are unaudited. The historical financial information has been restated for the effects of the Forseon acquisition, which was accounted for as a pooling of interests. In the opinion of the management of the Company, these financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial statements. Certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's most recent Form 10-K report filed with the Security and Exchange Commission on March 30, 2000. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or for any other future periods.

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

4. RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 delays the Standard effective date to the beginning of the first quarter of the fiscal year beginning after June 15, 2000. In June 2000, SFAS 133 was amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," to be adopted concurrently with SFAS 133.

         As noted above in Note (3), the Company adopted SAB No. 101 at the beginning of the fourth quarter ended December 31, 1999. In accordance with SFAS No. 3, the Company's financial statements were restated, effective January 1, 1999, to reflect the cumulative effective of the change in accounting principle.

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

6. ACQUISITIONS

         In June 1999, the Company acquired Forseon Corporation, a company based in Riverside, California that provides products and services for retail businesses. These products and services process inventory, accounts receivable and point of sale transaction information and generate merchandise forecasts and management reports. Towne Services issued a total of 2,075,345 shares of its common stock in exchange for all outstanding stock and options to acquire stock in Forseon. The merger was accounted for as a pooling of interests. Ten percent of the Towne Services common stock has been held back in escrow to satisfy the indemnification obligations of Forseon stockholders under the merger agreement. The Company incurred approximately $2.3 million in expenses related to the acquisition of Forseon.

         On July 20, 1999, the Company acquired all of the issued and outstanding stock of Imaging Institute, Inc., a Bloomington, Minnesota-based company, for approximately $1.2 million cash and the issuance of 81,016 shares of the

Company's common stock. Imaging Institute's main products include AUGUSTA and EzVIEW VAULT(TM), which offer unique and functional document imaging and archiving solutions tailored for small to medium size businesses. Pursuant to the terms of the registration rights agreement that we entered into in connection with the Imaging Institute acquisition, we are required to purchase from the Imaging Institute shareholders, upon their request, up to 81,016 shares of our common stock at a price of $9.50 per share on the one year anniversary of this transaction. In connection with the purchase of Imaging Institute, the Company recorded goodwill in the amount of $1.9 million, which will be amortized over a five-year period.

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

8. SHAREHOLDERS' EQUITY

COMMON STOCK

         On June 27, 2000, the Company announced that its Board of Directors has approved a plan under which the Company may spend up to $3.0 million to repurchase shares of its common stock at the current market price. As of June 30, 2000, the Company has not re-purchased any shares under this plan.

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

         The holders of the Series B Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared by the Board of Directors out of any funds legally available at the rate of $2.00 per share of Series B Preferred Stock per quarter. Dividends are payable quarterly on March 31, June 30, September 30 and December 31 in each year. Dividends accrue on each share of Series B Preferred Stock beginning June 1999 and accrue from day to day, whether or not earned or declared and whether or not there are funds legally available for the payment of such dividends. Any accumulation of dividends on the Series B Preferred Stock does not bear interest. The accrued balance of Series B Preferred Stock dividends is $174,142 at June 30, 2000.

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

         In April 2000, the promissory note in which the Company loaned its President $30,000 was amended and restated. The full recourse loan bears interest at 9.00% per annum, and the aggregate principal sum of $33,900.58 is due in full in April 2002.

         In April 2000, the promissory note in which the Company loaned its President $78,990 was amended and restated. The full recourse loan bears interest at 9.00% per annum, and the aggregate principal sum of $96,418.80 is due in full in April 2002.

         In April 2000, the promissory note in which the Company loaned its Executive Vice President $50,000 was amended and restated. The full recourse loan bears interest at 8.00% per annum, and the aggregate principal sum of $50,000 is due in full in July 2002.

         In April 2000, the promissory note in which the Company loaned its former Chief Financial Officer $86,484.47 was amended and restated. The full recourse loan bears interest at 8.00% per annum, and the aggregate principal sum of $86,484.47 is due in full in December 2000.

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

         Bank set-up fees include charges for installation, implementation and training of our bank and business customers. In response to the issuance of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB No. 101") we began recognizing all revenues from set-up fees on a deferred basis over the estimated life of the contract terms and for certain cancellation clauses and/or return guarantees until the guarantee period is expired. The effects of this change in accounting principle were applied cumulatively as of the beginning of 1999. Prior to the adoption of SAB No. 101, we recognized set-up fees upon execution of the related contract. Set-up fees charged to each bank vary depending on the asset size of the bank and the number of communities served. Set-up fees are also charged to our business customers based either upon a flat rate or upon the expected transaction volume.

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

         Research and development expenses consisted of salary and related personnel costs, including costs for employee benefits, computer equipment and support services, used in product and technology development. Most research and development expenditures were expensed as incurred; however, we capitalized certain development costs under Statement of Financial Accounting Standards ("SFAS") No. 86 when the products reached technological feasibility. For the six months ended June 30, 2000, we did not incur any research and development expenses.

         Sales and marketing expenses consist primarily of salaries and commissions, travel expenses, advertising costs, trade show expenses, hiring costs and costs of marketing materials. These expenses also include the costs incurred to develop our indirect marketing channels.

         In June 1999, we completed a second public offering of 4,500,000 shares of common stock at an offering price to the public of $7.125 per share and in July 1999, we issued and sold 675,000 shares of common stock pursuant to an underwriters' over-allotment provision in connection with this public offering. The total proceeds to us from the public offering, net of underwriting discounts and offering expenses, were approximately $33.0 million.

         In June 1999, we acquired Forseon Corporation, a company based in Riverside, California that provides products and services for retail businesses. These products and services process inventory, accounts receivable and point of sale transaction information and generate merchandise forecasts and management reports. We issued a total of 2,075,345 shares of our common stock in exchange for all outstanding stock and options to acquire stock in Forseon. The merger was accounted for as a pooling of interests. Ten percent of the Towne Services common stock has been held back in escrow to satisfy the indemnification obligations of Forseon stockholders under the merger agreement. We incurred approximately $2.3 million in expenses related to the acquisition of Forseon.

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

         For the three months ended June 30, 1999 and 2000, we had net losses attributable to common shareholders of approximately $3.5 million and $2.9 million, respectively. For the six months ended June 30, 1999 and 2000, we had net losses attributable to common shareholders of approximately $8.2 million and $6.3 million, respectively. As of December 31, 1999, we had an accumulated deficit of $39.8 million, of which $15.6 million related to 1999. Approximately $7.8 million of this $15.6 million increase in accumulated deficit resulted from one-time charges, including a non-cash charge of $3.2 million related to the cumulative effect of an accounting change resulting from adoption of Staff Accounting Bulletin No. 101, a charge of $2.3 million related to the acquisition of Forseon, a charge of $1.6 million related to employee severance packages and the loss on a sublease agreement and a non-cash charge of $595,000 related to a deferred tax asset from Forseon. As of June 30, 2000, our accumulated deficit was $46.2 million, which included $1.2 million of one-time charges relating to a $80,000 accrual for preferred dividends, approximately $661,000 resulting from employee severance payments, a charge of $365,000 related to early termination of a sales agreement and a $75,000 charge related to a liability associated with the acquisition of Forseon.

         Our total revenues were approximately $15.4 million and $13.5 million for the six months ended June 30, 1999 and 2000, respectively. We have experienced net losses in each of these periods and expect to continue to incur losses for the foreseeable future. The number of our employees at March 31, 1999 was 319 compared to 279 employees at June 30, 2000. The majority of this reduction in our workforce occurred in our sales department, which is reported under sales and marketing, and in our customer service department, which is reported under cost of processing, servicing and support. We anticipate that our overall operating expenses will decrease as a result of our reduction in labor force and that some components of our operating expenses may be more significantly affected than other components.

         Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development and relatively new and changing markets. There can be no assurance that we will be successful in addressing these risks and difficulties or that we will achieve profitability in the future.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1999 AND 2000

         Revenues. Our revenues decreased from $7.9 million for the three months ended June 30, 1999 to $6.8 million for the three months ended June 30, 2000. Recurring revenues increased from $5.3 million for the three months ended June 30, 1999 to $5.5 million for the three months ended June 30, 2000. During these two periods, recurring revenue accounted for approximately 67% and 81% of total revenues, respectively. Set-up fees accounted for approximately 14% and 8.4% of total revenues, respectively. Other revenues accounted for approximately 19% and 10.3% of total revenues, respectively. The decrease in revenues during these periods is attributed primarily to a decrease in bank set-up fee revenues and software license fee revenues.

         Costs of Processing, Servicing and Support. Costs of processing, servicing and support increased from $1.6 million in 1999 to $1.9 million in 2000. These costs were approximately 20% and 28% of total revenues, respectively, for these two periods. Costs of processing, servicing and support increased as a result of additional services and support functions necessary to support our growth both through the acquisition of new customers and the acquisition of complementary businesses. We anticipate that these costs will continue to increase as its customer base expands.

         Research and Development. Research and development expenses decreased from $207,000 in 1999 to $0 in 2000. Research and development expenses represented approximately 3% and 0% of total revenues, respectively, during these two periods. Research and development costs have decreased compared to 1999 as a result of our products reaching technological feasibility and being capitalized in accordance with FASB 86. In addition, we did not incur significant costs to make our products year 2000 compliant because our products are currently designed to properly function through and beyond the year 2000. Please see "--Effects of the Year 2000" for further discussion about our efforts to make our systems and operations ready for the year 2000.

         Sales and Marketing. Sales and marketing expenses decreased from $4.9 million in 1999 to $4.4 million in 2000. Sales and marketing expenses were approximately 62% and 65% of total revenues, respectively, during these two periods. The decrease in the dollar amount of these expenses is primarily the result of the decrease in the number of sales personnel, related business travel expenses, and recruiting expenses to attract new sales employees. We anticipate that sales and marketing expenses will increase as we expand our sales and marketing efforts. Costs of sales and marketing increased as a percentage of revenues in 2000 as a result of the decrease in revenues during the period.

         Acquisition Expense. We incurred approximately $2.3 million in 1999 and $75,000 in 2000 of expenses related to the acquisition of Forseon Corporation.

         General and Administrative. General and administrative expenses increased from $2.7 million in 1999 to $3.5 million in 2000. These costs represented approximately 34% and 52% of total revenues, respectively, for these two periods. The increase in these expenses was primarily the result of increases in the number of executive and administrative employees and expenses related to our growth, amortization expenses relating to acquisitions, write-offs of uncollectible accounts receivables, and one-time charges related to employee severance costs.

         Interest Expense (Income), Net. We reported net interest income of $41,000 in 1999 and $242,000 in 2000. Net interest income increased as a result of earnings on investments of cash proceeds received from our public offering in June 1999.

         Income Taxes. As of December 31, 1999, we had net operating loss carry forwards ("NOLs") of approximately $27.3 million for federal tax purposes, which will expire if not utilized beginning 2012. Due to changes in our ownership structure, our use of NOLs as of October 1, 1997 of approximately $2.5 million will be limited to approximately $550,000 in any given year to offset future taxes. In addition, due to our acquisitions during 1998 and 1999, NOLs of approximately $6.1 million will be limited to approximately $1.6 million in any given year to offset future taxes. If we do not generate taxable income in excess of the limitation in future years, certain NOLs will be unrealizable. Once these net operating loss carryforwards are utilized or expire, our projected effective tax rate will increase, which will adversely affect our operating results and financial condition.

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

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1999 AND 2000

         Revenues. Our revenues decreased from $15.4 million for the six months ended June 30, 1999 to $13.5 million for the six months ended June 30, 2000. Recurring revenues increased from $10.7 million for the six months ended June 30, 1999 to $11.0 million for the six months ended June 30, 2000. During these two periods, recurring revenue accounted for approximately 69% and 81.8% of total revenues, respectively. Set-up fees accounted for approximately 16.5% and 9.4% of total revenues, respectively. Other revenues accounted for approximately 14.2% and 8.8% of total revenues, respectively. The decrease in revenues during these periods is attributed primarily to a decrease in bank set-up fee revenues and software license fee revenues.

         Costs of Processing, Servicing and Support. Costs of processing, servicing and support increased from $3.1 million in 1999 to $3.9 million in 2000. These costs were approximately 20% and 29% of total revenues, respectively, for these two periods. Costs of processing, servicing and support increased as a result of additional services and support functions necessary to support our growth both through the acquisition of new customers and the acquisition of complementary businesses. We anticipate that these costs will continue to increase as its customer base expands.

         Research and Development. Research and development expenses decreased from $456,000 in 1999 to $0 in 2000. Research and development expenses represented approximately 3% and 0% of total revenues, respectively, during these two periods. Research and development costs have decreased compared to 1999 as a result of our products reaching technological feasibility and being capitalized in accordance with FASB 86. In addition, we did not incur significant costs to make our products year 2000 compliant because our products are currently designed to properly function through and beyond the year 2000. Please see "--Effects of the Year 2000" for further discussion about our efforts to make our systems and operations ready for the year 2000.

         Sales and Marketing. Sales and marketing expenses decreased from $10.2 million in 1999 to $9.4 million in 2000. Sales and marketing expenses were approximately 66% and 70% of total revenues, respectively, during these two periods. The decrease in the dollar amount of these expenses is primarily the result of the decrease in the number of sales personnel, related business travel expenses, and recruiting expenses to attract new sales employees. We anticipate that sales and marketing expenses will increase as we expand our sales and marketing efforts. Costs of sales and marketing increased as a percentage of revenues in 2000 as a result of the decrease in revenues during the period.

         Acquisition Expense. We incurred approximately $2.3 million in 1999 and $75,000 in 2000 of expenses related to the acquisition of Forseon Corporation.

         General and Administrative. General and administrative expenses increased from $4.8 million in 1999 to $7.0 million in 2000. These costs represented approximately 31% and 51% of total revenues, respectively, for these two periods. The increase in these expenses was primarily the result of increases in the number of executive and administrative employees and expenses related to our growth, amortization expenses relating to acquisitions, write-offs of uncollectible accounts receivables, and one-time charges related to employee severance costs.

         Interest Expense (Income), Net. We reported net interest income of $113,000 in 1999 and $631,000 in 2000. Net interest income increased as a result of earnings on investments of cash proceeds received from our public offering in June 1999.

         Income Taxes. As of December 31, 1999, we had net operating loss carry forwards ("NOLs") of approximately $27.3 million for federal tax purposes, which will expire if not utilized beginning 2012. Due to changes in our ownership structure, our use of NOLs as of October 1, 1997 of approximately $2.5 million will be limited to approximately $550,000 in any given year to offset future taxes. In addition, due to our acquisitions during 1998 and 1999, NOLs of approximately $6.1 million will be limited to approximately $1.6 million in any given year to offset future taxes. If we do not generate taxable income in excess of the limitation in future years, certain NOLs will be unrealizable. Once these net operating loss carryforwards are utilized or expire, our projected effective tax rate will increase, which will adversely affect our operating results and financial condition.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans for operations and growth. Other forward-looking statements relate to trends affecting our financial condition and results of operations, and our anticipated capital needs and expenditures. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. During our short history, our operating results have varied significantly and are likely to fluctuate significantly in the future as a result of a combination of factors. These factors include:

         whether we can successfully complete transitions in our management and operations and whether our management team can attain our goals and improve our financial condition;

         whether our key initiatives with respect to training and compensation within our sales organization prove to be effective and lead to revenue growth;

         the possible negative impact of lawsuits which us on our stock price and ability to meet our sales and other business objectives;

         the distraction of management's time and attention and other possible adverse effects on our business and operations as a result of foregoing factors;

         market acceptance of new products and services, including the business suite of products we offer;

         whether we can successfully complete the integration of acquired businesses and products without incurring significant costs or charges;

         our limited operating history and whether we will be able to achieve or maintain profitability or other desired results of operations; and

         other factors discussed in this report and in our filings with Securities and Exchange Commission, including our registration statements on Form S-4 (No. 333-76493) as declared effective on June 10, 1999, and Form S-1 (No. 333-76659) declared effective on June 23, 1999, and the "Risk Factors" sections contained in those registration statements, and in our annual quarterly and periodic reports on Forms 10-K, 10-Q and 8-K.

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

         In November 1999, we entered into a five-year capital lease obligation with NEC America, Inc. to finance the purchase of office telecommunications equipment. The capital lease obligation of approximately $21,000 includes interest expense of approximately $6,700, or 10.5%, of the principal. The amount of the minimum monthly lease obligation, consisting of principal and interest, is approximately $388.

         Net cash used in operating activities was approximately $3.6 million and $3.7 million for the six months ended June 30, 1999 and 2000, respectively. Net cash used in operating activities for the six months ended June 30, 1999 primarily represents a $8.2 million net loss, partially offset (a) by a $3.6 million increase in accounts payable and accrued expenses, (b) $1.3 million of depreciation and amortization expenses, (c) $3.2 million related to a change in accounting principle and (d) a $163,000 increase in deferred revenues. Net cash used in operating activities for that period also represents a $2.7 million increase in accounts receivable and a $947,000 increase in prepaid and other assets. Net cash used in operating activities for the six months ended June 30, 2000 primarily represents a $6.2 million net loss, partially offset by (a) a $1.4 million decrease in accounts receivable, (b) $2.3 million of depreciation and amortization expenses and (c) a $549,000 provision for doubtful accounts. Net cash used in operating activities for that period also represents a $156,000 increase in prepaid and other assets, a $564,000 decrease in accounts payable and accrued expenses and a $947,000 decrease in deferred revenue.

         Net cash used in investing activities was approximately $3.3 million and $1.3 million for the six months ended June 30, 1999 and 2000, respectively. Net cash used in investing activities for the six months ended June 30, 1999 primarily represents (a) an increase of $178,000 of expenses related to acquisitions and (b) $3.2 million of expenses for the purchase of computer equipment and other capital equipment used in conducting our business. Net cash used in investing activities for the six months ended June 30, 2000 primarily represents (a) $1.3 million of expenses for the purchase of computer equipment and other capital equipment used in conducting our business, (b) an increase of $349,000 of expenses related to acquisitions and (c) a $331,000 decrease in notes receivable from employees.

         Net cash provided by financing activities was approximately $25.2 million and $98,000 for the six months ended June 30, 1999 and 2000, respectively. Net cash provided by financing activities for the six months ended June 30, 1999 consisted primarily of $30.3 million of proceeds from the issuance of securities offset by $5.1 million for the repayment of outstanding short term obligations. Net cash provided by financing activities for the six months ended June 30, 2000 consisted primarily of $207,000 of proceeds received from stock option exercises offset by $118,000 for the repayment of short-term debt obligations.


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

RECENT ACCOUNTING STANDARDS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 delays the Standard effective date to the beginning of the first quarter of the fiscal year beginning after June 15, 2000. In June 2000, SFAS 133 was amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," to be adopted concurrently with SFAS 133.

         In response to the issuance of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," we began recognizing all revenues from set-up fees on a deferred basis. The effects of this change in accounting principle were applied cumulatively as of the beginning of the first quarter of 1999.

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

                  These two suits are purported securities class actions brought by the named individual shareholders against Towne Services and one of its current officers and two former officers. No class has yet been certified. The complaint alleges, among other claims, that Towne Services should have disclosed in the prospectus used for its secondary public offering in June 1999 that it allegedly experienced serious problems with its network infrastructure and processing facilities during the move of its corporate headquarters in June 1999, and that these problems allegedly led to a higher than usual number of customers terminating their contracts during the second quarter. The complaint seeks an unspecified award of damages. A Motion to Consolidate the Golab and Bolen cases is pending. Discovery has not yet commenced. Towne Services believes that the allegations in the complaints are without merit and intends to defend the lawsuits vigorously.

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

                  This lawsuit arises out of Towne Services' acquisition of Banking Solutions, Inc. ("BSI") through a stock purchase made by its subsidiary, BSI Acquisition Corp. in December 1998. Plaintiff Edward Sullivan, Jr. was a shareholder in, and had an employment contract with, BSI. Sullivan alleges, among other claims, that he entered into a Buy Out Agreement with BSI and certain BSI shareholders under which, in certain circumstances, Sullivan was to receive a commission based on the gross sales price paid by any purchaser of BSI. Sullivan contends that BSI and other shareholders allegedly fraudulently induced him to release them from the agreement by fraudulently misrepresenting the gross sales price paid by Towne Services' subsidiary in the stock purchase. Sullivan contends that Towne Services is liable to him as the successor to BSI, and also for allegedly tortiously interfering with the agreement. Sullivan also contends Towne Services conspired with the other defendants to misrepresent the "gross purchase price." Towne Services denies all allegations of the petition. Mr. Sullivan and his wife seek an unspecified amount of damages including a percentage of the gross sales price paid by Towne Services' subsidiary for the acquisition of BSI, as well as punitive damages, attorneys' fees, and prejudgment and post-judgment interest. Discovery has not yet begun. Towne Services believes that the allegations in the complaint are without merit and intends to defend the lawsuit vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The holders of Series B Preferred Stock are entitled to receive cumulative cash dividends at the rate of $2.00 per share of Series B Preferred Stock payable quarterly on March 31, June 30, September 30 and December 31 in each year. The accrued balance of Series B Preferred Stock dividends is $174,000 at June 30, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our annual meeting of shareholders on May 23, 2000 for the following purposes:

         1. To elect five Class II directors to serve for three year terms;

         2. To consider and act upon the proposal to adopt the Amended and Restated Director Stock Option Plan, which revises the provisions relating to annual option grants to non-employee directors; and

         3. To ratify the appointment of Arthur Andersen LLP as the Company's independent auditors for 2000.

         Only shareholders of record at the close of business on April 12, 2000 were entitled to vote at the annual meeting. Proxies for the meeting were solicited pursuant to the Georgia Business Corporation Code, and there was no solicitation in opposition to management's solicitation.

         Proxies and ballots were received from the holders of 17,015,423 shares of our common stock, representing 62.48% of the outstanding shares of common stock.

         The results were as follows:

         1. The five individuals nominated to serve as Class II directors were elected, with the number of votes for and withheld as indicated below:

         Class II                          Voted For          Withheld
         --------                         ----------          --------

         Henry M. Baroco                  16,877,354          138,069
         Richardson M. Roberts            16,546,579          468,844
         Joe M. Rogers                    16,875,834          139,589
         Glenn W. Sturm                   16,291,959          723,464
         J. Stephen Turner                16,875,834          139,589

         Also, the shareholders approved the following matters with the number of votes specified below:

         1. The proposal to adopt the Company's Amended and Restated Director Stock Option Plan


         Voted For                        Voted Against             Abstained
         ----------                       -------------             ---------
         16,196,364                          795,000                 23,503

         2. The proposal to ratify the Company's appointment of Arthur Andersen LLP

         Voted For                        Voted Against             Abstained
         ----------                       -------------             ---------
         17,000,737                           13,606                  1,080


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT
NO.                                       DESCRIPTION
-------                                   -----------
10.1              Amended and Restated Director Stock Option Plan, adopted March
                  22, 2000 by the Board of Directors and approved by the
                  shareholders on May 23, 2000 (incorporated by reference to the
                  Company's definitive Proxy Statement for its 2000 Annual
                  Meeting filed with the SEC on April 26, 2000).
10.2              Employment Agreement by and between Towne Services, Inc. and
                  Lynn Boggs dated as of

                  June 8, 2000.

10.3 Amended and Restated Promissory Note dated April 24, 2000 issued to Towne Services, Inc. by Henry M. Baroco in the principal sum of $33,990.58.
10.4 Amended and Restated Promissory Note dated April 24, 2000 issued to Towne Services, Inc. by Henry M. Baroco in the principal sum of $96,418.80.
10.5 Amended and Restated Promissory Note dated April 24, 2000 issued to Towne Services, Inc. by Cleve B. Shultz in the principal sum of $50,000.
10.6 Amended and Restated Promissory Note dated April 24, 2000 issued to Towne Services, Inc. by Bruce F. Lowthers, Jr. in the principal sum of $86,484.47.
27.1              Financial Data Schedule for the period ending June 30, 2000
                  (for SEC use only).

------------------

(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        TOWNE SERVICES, INC.


August 11, 2000             /s/  G. Lynn Boggs
------------------          ---------------------------------------------------
Date                        G. Lynn Boggs
                            Chairman  of the Board  and Chief Executive Officer
                            (principal and executive officer)


August 11, 2000             /s/ Randall S. Vosler
------------------          ---------------------------------------------------
Date                        Randall S. Vosler
                            Senior Vice President and Chief Financial Officer
                            (principal financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT
NO.                                        DESCRIPTION
-------                                    -----------

10.1              Amended and Restated Director Stock Option Plan, adopted March
                  22, 2000 by the Board of Directors and approved by the shareholders on May 23, 2000 (incorporated by reference to the Company's definitive Proxy Statement for its 2000 Annual
                  Meeting filed with the SEC on April 26, 2000).
10.2              Employment Agreement by and between Towne Services, Inc. and
                  Lynn Boggs dated as of June 8, 2000.
10.3 Amended and Restated Promissory Note dated April 24, 2000 issued to Towne Services, Inc. by Henry M. Baroco in the principal sum of $33,990.58.
10.4 Amended and Restated Promissory Note dated April 24, 2000 issued to Towne Services, Inc. by Henry M. Baroco in the principal sum of $96,418.80.
10.5 Amended and Restated Promissory Note dated April 24, 2000 issued to Towne Services, Inc. by Cleve B. Shultz in the principal sum of $50,000.
10.6 Amended and Restated Promissory Note dated April 24, 2000 issued to Towne Services, Inc. by Bruce F. Lowthers, Jr. in the principal sum of $86,484.47.
27.1              Financial Data Schedule for the period ending June 30, 2000
                  (for SEC use only).