Form 10-Q
period 2000-09-30
TOWNE SERVICES INC
filed 2000-11-14
CIK 1061762

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM            TO
                                                  ------------  ------------

                        COMMISSION FILE NUMBER: 000-24695

                              TOWNE SERVICES, INC.
                    (Exact name of registrant in its charter)

                 GEORGIA                                       62-1618121
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                       Identification No.)

    3950 JOHNS CREEK COURT, SUITE 100,                            30024
             SUWANEE, GEORGIA                                  (Zip Code)
 (Address of principal executive offices)

 (Registrant's telephone number, including area code): (678) 475-5200

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 27,435,919 shares outstanding at November 9, 2000.

                               INDEX TO FORM 10-Q

                                                                                             PAGE
                                                                                             ----
 PART I      FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Condensed Consolidated Balance Sheets as of
             December 31, 1999 and September 30, 2000                                         3

             Condensed Consolidated Statements of Operations for the Three Months and
             Nine Months ended September 30, 1999 and 2000                                    4

             Condensed Consolidated Statements of Cash Flows for the Nine Months ended
             September 30, 1999 and 2000                                                      5

             Notes to Condensed Consolidated Financial Statements                             6

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of      10
             Operations

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk                      16


 PART II      OTHER INFORMATION

  Item 1.    Legal Proceedings                                                               17

  Item 2.    Change in Securities and Use of Proceeds                                        17

  Item 3.    Defaults Upon Senior Securities                                                 17

  Item 4.    Submission of Matters to a Vote of Security Holders                             18

  Item 5.    Other Information                                                               18

  Item 6.    Exhibits and Reports on Form 8-K                                                18

                          PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                              TOWNE SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1999 AND SEPTEMBER 30, 2000


                                                                    DECEMBER 31,      SEPTEMBER 30,
                                                                        1999               2000
                                                                    -------------------------------
                                                                      AUDITED           UNAUDITED

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $ 20,981,000       $ 13,835,000
  Investments                                                          1,350,000            580,000
  Accounts receivable, net of allowance
     for uncollectible accounts of  $531,000 and $544,000
     at December 31, 1999 and September 30, 2000, respectively         5,289,000          2,911,000
  Notes receivable from employees                                        509,000            147,000
  Other                                                                  600,000            594,000
                                                                    -------------------------------
       Total current assets                                           28,729,000         18,067,000
                                                                    -------------------------------

PROPERTY AND EQUIPMENT, net                                           10,540,000         10,290,000
NOTES RECEIVABLE FROM EMPLOYEES                                          804,000            854,000
GOODWILL, net                                                         15,905,000         14,927,000
OTHER INTANGIBLES, net                                                 1,034,000            911,000
OTHER ASSETS, net                                                        725,000            849,000
                                                                    -------------------------------
                                                                    $ 57,737,000       $ 45,898,000
                                                                    ===============================


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $  1,516,000       $    321,000
  Accrued liabilities                                                  1,808,000          1,207,000
  Accrued compensation                                                   950,000          1,103,000
  Accrued termination costs                                              230,000            259,000
  Dividends payable                                                       95,000            215,000
  Deferred revenue                                                     2,207,000            714,000
  Current portion of long-term debt                                      231,000            251,000
                                                                    -------------------------------
     Total current liabilities                                         7,037,000          4,070,000
                                                                    -------------------------------

LONG TERM DEBT                                                         1,028,000            838,000

REDEEMABLE COMMON SHARES                                                 770,000                 --

SHAREHOLDERS' EQUITY:
  Preferred stock, $100 par value; 20,000,000
    shares authorized, 20,000 shares
    issued and outstanding at December
    31, 1999 and September 30, 2000, respectively                      1,880,000          1,880,000
  Common stock, no par value; 50,000,000
    shares authorized, 27,197,722 Shares and
    27,489,319 shares issued and outstanding December
    31, 1999 and September 30, 2000, respectively                     86,690,000         86,917,000
  Warrants outstanding                                                   161,000            161,000
  Accumulated deficit                                                (39,829,000)       (47,968,000)
                                                                    -------------------------------
     Total shareholders' equity                                       48,902,000         40,990,000
                                                                    -------------------------------
                                                                    $ 57,737,000       $ 45,898,000
                                                                    ===============================


         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                              TOWNE SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000


                                                                   FOR THE THREE                           FOR THE NINE
                                                                   MONTHS ENDED                            MONTHS ENDED
                                                                   SEPTEMBER 30,                           SEPTEMBER 30,
                                                          -------------------------------        -------------------------------
                                                               1999              2000                  1999             2000
                                                          -------------------------------        -------------------------------
                                                                     UNAUDITED                                 UNAUDITED
REVENUES                                                   $  7,251,000      $ 6,320,000         $  22,678,000      $19,800,000

COSTS AND EXPENSES:
  Costs of processing, servicing and support                  2,095,000        1,801,000             5,211,000        5,742,000
  Research and development                                       80,000                -               536,000                -
  Sales and marketing                                         5,159,000        3,581,000            15,407,000       13,004,000
  Employee termination expense                                1,325,000          184,000             1,325,000          844,000
  Acquisition expense                                                 -                -             2,343,000           75,000
  General and administrative                                  3,310,000        2,781,000             8,081,000        9,052,000
                                                          ------------------------------         ------------------------------
     Total costs and expenses                                11,969,000        8,347,000            32,903,000       28,717,000
                                                          ------------------------------         ------------------------------
OPERATING LOSS                                               (4,718,000)      (2,027,000)          (10,225,000)      (8,917,000)
                                                          ------------------------------         ------------------------------

OTHER EXPENSES:
  Interest income, net                                         (319,000)        (281,000)             (431,000)        (912,000)
                                                          ------------------------------         ------------------------------
     Total other expenses                                      (319,000)        (281,000)             (431,000)        (912,000)
                                                          ------------------------------         ------------------------------

Loss before income tax (benefit) provision                   (4,399,000)      (1,746,000)           (9,794,000)      (8,005,000)

Income tax expense (benefit) provision                                -           29,000              (354,000)          14,000
                                                          ------------------------------         ------------------------------

Loss before extraordinary item and cumulative
  effect of accounting change                                (4,399,000)      (1,775,000)           (9,440,000)      (8,019,000)

Cumulative effect of an accounting change                             -                -             3,183,000                -

                                                          ------------------------------         ------------------------------
NET LOSS                                                   $ (4,399,000)     $(1,775,000)        $ (12,623,000)     $(8,019,000)
                                                          ==============================         ==============================

PREFERRED STOCK DIVIDENDS                                             -          (40,000)                    -         (120,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
     BEFORE CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE      $ (4,399,000)     $(1,815,000)        $  (9,440,000)     $(8,139,000)
                                                          ==============================         ==============================

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
     PER COMMON SHARE:
Basic                                                      $      (0.16)     $     (0.07)        $       (0.40)     $     (0.30)
                                                          ==============================         ==============================
Diluted                                                    $      (0.16)     $     (0.07)        $       (0.40)     $     (0.30)
                                                          ==============================         ==============================


NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS               $ (4,399,000)     $(1,815,000)        $ (12,623,000)     $(8,139,000)
                                                          ==============================         ==============================

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
    PER COMMON SHARE:
Basic                                                      $      (0.16)     $     (0.07)        $       (0.53)     $     (0.30)
                                                          ==============================         ==============================
Diluted                                                    $      (0.16)     $     (0.07)        $       (0.53)     $     (0.30)
                                                          ==============================         ==============================

Weighted Average Common Shares Outstanding                   27,015,545       27,488,180            23,635,577       27,383,385
                                                          ==============================         ==============================


         The accompanying notes are an integral part of these condensed consolidated statement of operations.

                              TOWNE SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000


                                                                                     FOR THE NINE MONTHS
                                                                                      ENDED SEPTEMBER 30,
                                                                               -------------------------------
                                                                                   1999               2000
                                                                               -------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $(12,623,000)      $ (8,019,000)
                                                                               -------------------------------
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Cumulative effect of an accounting change                                    3,183,000                 --
     Compensation expense recognized for stock option grants                        378,000             (3,000)
     Depreciation                                                                   938,000          1,892,000
     Amortization of intangibles and goodwill                                     1,305,000          1,588,000
     Provision for doubtful accounts                                                565,000            544,000
     Changes in operating assets and liabilities, net of assets acquired:
        Accounts receivable                                                      (2,582,000)         1,834,000
        Prepaid & other assets                                                     (798,000)          (117,000)
        Deferred revenue                                                                 --         (1,494,000)
        Accounts payable                                                          1,080,000         (1,194,000)
        Accrued liabilities                                                         350,000           (601,000)
        Accrued compensation                                                        220,000            153,000
        Accrued termination costs                                                  (144,000)            29,000
                                                                               -------------------------------
             Total adjustments                                                    4,495,000          2,631,000
                                                                               -------------------------------
             Net cash used in operating activities                               (8,128,000)        (5,388,000)
                                                                               -------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Net change in notes receivable from employees                                    (767,000)           312,000
  Purchase of short-term investments                                               (850,000)        (2,121,000)
  Proceeds from sale of short-term investments                                           --          2,886,000
  Other assets                                                                           --            (37,000)
  Acquisitions, net of cash acquired                                             (2,281,000)          (398,000)
  Purchase of property and equipment, net                                        (6,002,000)        (1,676,000)
                                                                               -------------------------------
             Net cash used in investing activities                               (9,900,000)        (1,034,000)
                                                                               -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                                            66,000            243,000
  Repayment of debt                                                              (5,373,000)          (184,000)
  Proceeds from issuance of preferred stock                                       2,000,000                 --
  Proceeds from issuance of common stock                                         33,435,000              9,000
  Redemption of common stock                                                             --           (770,000)
  Repurchase of common stock                                                             --            (22,000)
                                                                               -------------------------------
             Net cash provided by (used in) financing activities                 30,128,000           (724,000)
                                                                               -------------------------------
NET (DECREASE) INCREASE IN CASH                                                  12,100,000         (7,146,000)
CASH AND CASH EQUIVALENTS, beginning of period                                   14,060,000         20,981,000
                                                                               -------------------------------
CASH AND CASH EQUIVALENTS, end of period                                       $ 26,160,000       $ 13,835,000
                                                                               ===============================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes                                                               --             47,000
                                                                               ===============================
Cash paid for interest                                                         $     29,000       $     88,000
                                                                               ===============================
Acquisitions of property and equipment through capital leases                  $  1,360,000       $         --
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

         The Company's automated asset management systems are TOWNE CREDIT(R), which processes consumer credit transactions for small and medium-sized retail merchants, TOWNE FINANCE(R) and CASHFLOW MANAGER(SM), which process business-to-business credit transactions for commercial businesses, and RMSA Forecast, which processes sales and inventory transactions and provides merchandising information for specialty retail stores.

         As discussed below in Note 6, the Company acquired Forseon Corporation ("Forseon") in 1999 in a transaction accounted for as a pooling-of-interests and, accordingly, the Company's historical consolidated financial statements have been restated as if the acquisition occurred as of the earliest period presented.

2.       BASIS OF PRESENTATION

UNAUDITED INTERIM FINANCIAL INFORMATION

         The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2000 are unaudited. The historical financial information has been restated for the effects of the Forseon acquisition, which was accounted for as a pooling of interests. In the opinion of the management of the Company, these financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial statements. Certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's most recent Form 10-K report filed with the Security and Exchange Commission on March 29, 2000. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000 or for any other future periods.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements include the accounts of Towne Services, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

REVENUE RECOGNITION

         The Company functions as a service bureau whereby customers process transactions utilizing the Company's software on an outsourced basis. The Company's revenues are generated primarily through initial set-up fees, discount fees, recurring monthly transaction processing fees and software license fees. In response to the issuance of the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," the Company recognizes revenues related to the initial set-up fees on a deferred basis over the estimated life of the contract terms and in the case of certain cancellation clauses and/or return guarantees, until the guarantee period is expired. Prior to the adoption of SAB No. 101, the Company recognized initial set-up fees upon the execution of the related contract. Transaction fees are recognized on a monthly basis as earned. Revenues related to software license fees and Agent Agreements for the re-sale of software license fees are recognized in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2"), as amended. The Company also leases point-of-sale terminal equipment to banks under month-to-month operating leases. Such operating lease revenues are recognized on a monthly basis as earned.

4.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 to the beginning of the first quarter of the fiscal year beginning after June 15, 2000. In June 2000, SFAS 133 was amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," to be adopted concurrently with SFAS 133. The Company is currently evaluating potential derivative instruments and does not anticipate the adoption of this statement to have a material effect on the Company's financial statements.

         As noted above in Note 3, the Company adopted SAB No. 101 at the beginning of the fourth quarter ended December 31, 1999. In accordance with SFAS No. 3, the Company's financial statements were restated, effective January 1, 1999, to reflect the cumulative effective of the change in accounting principle.

5.       PUBLIC OFFERING

         In June 1999, the Company completed a second public offering of 4,500,000 shares of common stock at an offering price to the public of $7.125 per share, and on July 20, 1999, the Company sold 675,000 shares of common stock pursuant to an underwriters' over-allotment provision in connection with this public offering. The total proceeds from this public offering, net of underwriting discounts and offering expenses, were approximately $33.0 million.

6.       ACQUISITIONS

         In June 1999, the Company acquired Forseon Corporation, a company based in Riverside, California that provides products and services for retail businesses. These products and services process inventory, accounts receivable and point-of-sale transaction information and generate merchandise forecasts and management reports. Towne Services issued a total of 2,075,345 shares of its common stock in exchange for all outstanding stock and options to acquire stock in Forseon. The merger was accounted for as a pooling of interests. The Company incurred approximately $2.3 million in expenses related to the acquisition of Forseon.

         On July 20, 1999, the Company acquired all of the issued and outstanding stock of Imaging Institute, Inc., a Bloomington, Minnesota-based company, for approximately $1.2 million cash and the issuance of 81,016 shares of the Company's common stock. Imaging Institute's main products include AUGUSTA and EzVIEW VAULT(TM), which offer unique and functional document imaging and archiving solutions tailored for small to medium size businesses. Pursuant to the terms of the registration rights agreement that the Company entered into in connection with the Imaging Institute acquisition, the Company was required to purchase from the Imaging Institute shareholders, upon their request, up to 81,016 shares of our common stock at a price of $9.50 per share on the one-year anniversary of this transaction. The Company purchased all of these shares in August 2000 for the aggregate amount of $769,652. In connection with the purchase of Imaging Institute, the Company recorded goodwill in the amount of $1.9 million, which is being amortized over a five-year period.

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

8.       SHAREHOLDERS' EQUITY

COMMON STOCK

         On June 27, 2000, the Company announced that its Board of Directors approved a plan under which the Company may spend up to $3.0 million to repurchase shares of its common stock at the current market price. As of November 9, 2000, the Company has repurchased 79,000 shares at a cost of $70,758. In accordance with Georgia corporate law, the shares were retired rather than carried as treasury stock.

PREFERRED STOCK

         In June 1999, the Company sold 20,000 shares of Series B Preferred Stock and issued a warrant to purchase 30,000 shares of the Company's common stock to Synovus Financial Corporation for $2.0 million. The shares are convertible into common stock at a conversion price equal to $9.08. The Series B Preferred Stock is redeemable at any time on or after June 30, 2002 at the option of the Company for cash, in whole or part, on at least 10 business days but not more than 90 calendar days' notice. The Company allocated $1.88 million and $120,000 to the preferred stock and warrants, respectively, based on the relative fair value at the date of issuance.

         The holders of the Series B Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared by the Board of Directors out of any funds legally available at the rate of $2.00 per share of Series B Preferred Stock per quarter. Dividends are payable quarterly on March 31, June 30, September 30 and December 31 in each year. Dividends accrue on each share of Series B Preferred Stock beginning June 1999 and accrue from day to day, whether or not earned or declared and whether or not there are funds legally available for the payment of such dividends. Any accumulation of dividends on the Series B Preferred Stock does not bear interest. The accrued balance of Series B Preferred Stock dividends is $214,505 at September 30, 2000.

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

         In April 2000, the promissory note in which the Company loaned its former Executive Vice President $50,000 was amended and restated. The full recourse loan bears interest at 8.00% per annum, and the aggregate principal sum of $50,000 is due in full in July 2002.

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

OVERVIEW

         Towne Services, Inc. provides services and products that process sales and payment information and related financing transactions for businesses and banks in the United States. We deliver these services and products online via an electronic hub, or gateway, that links business and bank customers with the Company and other providers of products and services that can benefit these customers. We use this electronic gateway to deliver a variety of business and management solutions using Internet and telecommunication connections. Towne Services currently generates revenues through the deployment and use of four primary products: TOWNE CREDIT(R), which processes consumer credit transactions for small and medium size retail merchants; TOWNE FINANCE(R) and CASHFLOW MANAGER(SM), which process business-to-business credit transactions for commercial businesses; RMSA Forecast, which processes sales and inventory transactions and provides merchandising information for specialty retail stores; and ancillary services related to these products. With each of these products, we generate initial set-up fees, discount fees and recurring monthly transaction processing fees. Management believes the prices charged for both the initial set-up fees and the recurring transaction fees are based upon the relative fair values of the related services provided. As previously indicated in Item 1, Notes 3 and 4, Towne recognizes bank set-up fees over the estimated life of the contract in accordance with SAB 101.

         With each of our transaction processing products, our business customer pays a discount fee to its bank equal to a percentage of the value of each transaction processed. In addition, the business' customer pays the bank interest and fees for amounts owed on account. We generate recurring revenue by collecting a portion of the discount fee and, if applicable, the interest paid on these accounts, as well as by charging monthly transaction processing fees. Monthly transaction processing fees include charges for electronic processing, statement rendering and mailing, settling payments, recording account changes and new accounts, leasing and selling point-of-sale terminals, telephone and software support services, rental fees and collecting debts.

         Other revenues include charges for software license fees, maintenance agreements, the sale of hardware and equipment and marketing materials and supplies.

         Costs of processing, servicing and support include installation costs for our products and costs related to customer service, information systems personnel and installation services.

         Research and development expenses consisted of salary and related personnel costs, including costs for employee benefits, computer equipment and support services, used in product and technology development. Research and development expenditures are expensed as incurred; however, we capitalize certain software development costs under Statement of Financial Accounting Standards ("SFAS") No. 86 when products reach technological feasibility. For the nine months ended September 30, 2000, we did not incur any research and development expenses.

         Sales and marketing expenses consist primarily of salaries and commissions, travel expenses, advertising costs, trade show expenses, hiring costs and costs of marketing materials. These expenses also include the costs incurred to develop our indirect marketing channels.

         In June 1999, we completed a second public offering of 4,500,000 shares of common stock at an offering price to the public of $7.125 per share, and in July 1999, we sold 675,000 shares of common stock pursuant to an underwriters' over-allotment provision in connection with this public offering. The total proceeds to us from the public offering, net of underwriting discounts and offering expenses, were approximately $33.0 million.

         In June 1999, we acquired Forseon Corporation, a company based in Riverside, California that provides products and services for retail businesses. These products and services process inventory, accounts receivable and point-of-sale transaction information and generate merchandise forecasts and management reports. We issued a total of 2,075,345 shares of our common stock in exchange for all outstanding stock and options to acquire stock in Forseon. The merger was accounted for as a pooling of interests. We incurred approximately $2.3 million in expenses related to the acquisition of Forseon.

         On July 20, 1999, the Company acquired all of the issued and outstanding stock of Imaging Institute, Inc., a Bloomington, Minnesota-based company, for approximately $1.2 million cash and the issuance of 81,016 shares of the Company's common stock. Imaging Institute's main products include AUGUSTA and EzVIEW VAULT(TM), which offer unique and functional document imaging and archiving solutions tailored for small to medium size businesses. Pursuant to the terms of the registration rights agreement that we entered into in connection with the Imaging Institute acquisition, we were required to purchase from the Imaging Institute shareholders, upon their request, up to 81,016 shares of our common stock at a price of $9.50 per share on the one-year anniversary of this transaction. All of these shares were purchased in August 2000 for the aggregate amount of $769,652. In connection with the purchase of Imaging Institute, the Company recorded goodwill in the amount of $1.9 million, which is being amortized over a five-year period.

         For the three months ended September 30, 1999 and 2000, we had net losses attributable to common shareholders of approximately $4.4 million and $1.8 million, respectively. For the nine months ended September 30, 1999 and 2000, we had net losses attributable to common shareholders of approximately $12.6 million and $8.1 million, respectively. As of December 31, 1999, we had an accumulated deficit of $39.8 million, of which $15.6 million related to 1999. Approximately $7.8 million of this $15.6 million increase in accumulated deficit resulted from one-time charges, including a non-cash charge of $3.2 million related to the cumulative effect of an accounting change resulting from adoption of Staff Accounting Bulletin No. 101, a charge of $2.3 million related to the acquisition of Forseon, a charge of $1.6 million related to employee severance packages and the loss on a sublease agreement and a non-cash charge of $595,000 related to a deferred tax asset from Forseon. As of September 30, 2000, our accumulated deficit was $48.0 million, which included $1.4 million of one-time charges relating to a $120,000 accrual for preferred dividends, approximately $879,000 resulting from employee severance payments, a charge of $365,000 related to early termination of a sales agreement and a $75,000 charge related to a liability associated with the acquisition of Forseon.

         Our total revenues were approximately $22.7 million and $19.8 million for the nine months ended September 30, 1999 and 2000, respectively. We have experienced net losses in each of these periods and expect to continue to incur losses for the foreseeable future. The number of our employees at September 30, 1999 was 344 compared to 256 employees at September 30, 2000. The majority of this reduction in our workforce occurred in our sales department, which is reported under sales and marketing, and in our customer service department, which is reported under cost of processing, servicing and support. We anticipate that our overall operating expenses will temporarily decrease as a result of our reduction in labor force and will begin to increase again as our customer base expands, and that some components of our operating expenses may be more significantly affected than other components.

         Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in the early stage of development and relatively new and changing markets. There can be no assurance that we will be successful in addressing these risks and difficulties or that we will achieve profitability in the future.

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

         Revenues. Our revenues decreased from $7.3 million for the three months ended September 30, 1999 to $6.3 million for the three months ended September 30, 2000. Recurring revenues decreased from $5.7 million for the three months ended September 30, 1999 to $5.3 million for the three months ended September 30, 2000. During these two periods, recurring revenue accounted for approximately 78% and 84% of total revenues, respectively. Set-up fees accounted for approximately 14% and 10% of total revenues, respectively. Other revenues accounted for approximately 8% and 6% of total revenues, respectively. The decrease in revenues during these periods is attributed primarily to a decrease in deferred bank revenues recognized and a decrease in software license fee revenues.

         Costs of Processing, Servicing and Support. Costs of processing, servicing and support decreased from $2.1 million in 1999 to $1.8 million in 2000. These costs were approximately 29% of total revenues for these two periods. Costs of processing, servicing and support decreased as a result of our efforts to pro-actively reduce costs in light of reduced revenues. We anticipate that these costs will begin to increase as our customer base expands.

         Research and Development. Research and development expenses decreased from $80,000 in 1999 to $0 in 2000. Research and development expenses represented approximately 1% and 0% of total revenues, respectively, during these two periods. Research and development expenses decreased compared to the same period in 1999 due to our reduced efforts towards the development of new products. We did not incur significant costs to make our products year 2000 compliant because our products were designed to properly function through and beyond the year 2000.

         Sales and Marketing. Sales and marketing expenses decreased from $5.2 million in 1999 to $3.6 million in 2000. Sales and marketing expenses were approximately 71% and 57% of total revenues, respectively, during these two periods. The decrease in sales and marketing expenses is primarily the result of the decrease in the number of sales personnel, related business travel expenses, and recruiting expenses to attract new sales employees. We anticipate that sales and marketing expenses will increase as we expand our sales and marketing efforts.

         Employee Termination Expense. We recorded $1.3 million relating to termination benefits for two former employees during the three months ended September 30, 1999, compared to $184,000 for two additional employees during the three months ended September 30, 2000. These expenses represented approximately 18% and 3% of revenues for those periods, respectively.

         General and Administrative. General and administrative expenses decreased from $3.3 million in 1999 to $2.8 million in 2000. These costs represented approximately 45% and 44% of total revenues, respectively, for these two periods.

    Interest Income, Net. We reported net interest income of $319,000 in 1999 and $281,000 in 2000. Net interest income on cash proceeds received from our public offering in June 1999 decreased as we used those proceeds to finance operations rather than for investment.

         Income Taxes. As of December 31, 1999, we had net operating loss carry forwards ("NOLs") of approximately $27.3 million for federal tax purposes, which will expire if not utilized beginning 2012. Due to changes in our ownership structure, our use of approximately $2.5 million of NOLs as of October 1, 1997 will be limited to approximately $550,000 in any given year to offset future taxes. In addition, due to our acquisitions during 1998 and 1999, NOLs of approximately $6.1 million will be limited to approximately $1.6 million in any given year to offset future taxes. If we do not generate taxable income in excess of the limitation in future years, certain NOLs will be unrealizable. Once these NOLs are utilized or expire, our projected effective tax rate will increase, which will adversely affect our operating results and financial condition. We incurred state income tax expense in the amount of $29,000 for the quarter ended September 30, 2000.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

         Revenues. Our revenues decreased from $22.7 million for the nine months ended September 30, 1999 to $19.8 million for the nine months ended September 30, 2000. Recurring revenues increased from $16.3 million for the nine months ended September 30, 1999 to $16.5 million for the nine months ended September 30, 2000. During these two periods, recurring revenue accounted for approximately 72% and 83% of total revenues, respectively. Set-up fees accounted for approximately 15% and 12% of total revenues, respectively. Other revenues accounted for approximately 13% and 5% of total revenues, respectively. The decrease in revenues during these periods is attributed primarily to a decrease in deferred bank revenues recognized and a decrease in software license fee revenues.

         Costs of Processing, Servicing and Support. Costs of processing, servicing and support increased from $5.2 million in 1999 to $5.7 million in 2000. These costs were approximately 23% and 29% of total revenues, respectively, for these two periods. Costs of processing, servicing and support increased as a result of additional services and support functions necessary to support the acquisition of new customers and the acquisition of complementary businesses. We anticipate that these costs will continue to increase as its customer base expands.

         Research and Development. Research and development expenses decreased from $536,000 in 1999 to $0 in 2000. Research and development expenses represented approximately 2% and 0% of total revenues, respectively, during these two periods. Research and development costs have decreased compared to 1999 as a result of certain software development efforts related to new products reaching technological feasibility and our capitalizing those costs in accordance with FASB 86. In addition, we did not incur significant costs to make our products year 2000 compliant because our products are currently designed to properly function through and beyond the year 2000.

         Sales and Marketing. Sales and marketing expenses decreased from $15.4 million in 1999 to $13.0 million in 2000. Sales and marketing expenses were approximately 68% and 66% of total revenues, respectively, during these two periods. The decrease in sales and marketing expenses is primarily the result of the decrease in the number of sales personnel, related business travel expenses, and recruiting expenses to attract new sales employees. We anticipate that sales and marketing expenses will begin to increase as we expand our sales and marketing efforts.

         Employee Termination Expense. We recorded $1.3 million relating to termination benefits for two former employees during the nine months ended September 30, 1999 compared to $844,000 during the nine months ended September 30, 2000. These expenses represented approximately 6% and 4% of revenues for those periods, respectively.

         Acquisition Expense. We incurred approximately $2.3 million in 1999 and $75,000 in 2000 of expenses related to the Forseon acquisition.

         General and Administrative. General and administrative expenses increased from $8.1 million in 1999 to $9.1 million in 2000. These costs represented approximately 36% and 46% of total revenues, respectively, for these two periods. The increase in these expenses was primarily the result of increases in the amortization expenses relating to acquisitions.

         Interest Income, Net. We reported net interest income of $431,000 in 1999 and $912,000 in 2000. Net interest income increased as a result of earnings on investments of cash proceeds received from our public offering in June 1999.

         Income Taxes. As of December 31, 1999, we had net operating loss carry forwards ("NOLs") of approximately $27.3 million for federal tax purposes, which will expire if not utilized beginning 2012. Due to changes in our ownership structure, our use of approximately $2.5 million of NOLs as of October 1, 1997 will be limited to approximately $550,000 in any given year to offset future taxes. In addition, due to our acquisitions during 1998 and 1999, NOLs of approximately $6.1 million will be limited to approximately $1.6 million in any given year to offset future taxes. If we do not generate taxable income in excess of the limitation in future years, certain NOLs will be unrealizable. Once these NOLs are utilized or expire, our projected effective tax rate will increase, which will adversely affect our operating results and financial condition. We recorded income tax benefits in the amount of $354,000 for the nine months ended September 30, 1999. We incurred state income tax expense in the amount of $14,000 for the nine months ended September 30, 2000.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to our intent, belief or expectations regarding our strategies and plans for operations and growth. Other forward-looking statements relate to trends affecting our financial condition and results of operations, and our anticipated capital needs and expenditures. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and actual results may differ materially from those that are anticipated in the forward-looking statements. During our short history, our operating results have varied significantly and are likely to fluctuate in the future as a result of a combination of factors. These factors include:

         whether we can successfully complete transitions in our management and operations and whether our management team can attain our goals and improve our financial condition;

         whether our key initiatives with respect to training and compensation within our sales organization prove to be effective and lead to revenue growth;

         the possible negative impact of lawsuits on our stock price and ability to meet our sales and other business objectives;

         the distraction of management's time and attention, increased legal and other costs, and other possible adverse effects on our business and operations as a result of potential delisting from the Nasdaq National Market for failure to maintain minimum bid price requirements;

         market acceptance of new products and services;

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

         Net cash used in operating activities was approximately $8.1 million and $5.4 million for the nine months ended September 30, 1999 and 2000, respectively. Net cash used in operating activities for the nine months ended September 30, 1999 primarily represents a $12.6 million net loss, partially offset (a) by a $3.2 million cumulative effect of an accounting change, (b) $1.5 million increase in accounts payable and accrued expenses, (c) $2.6 million increase in accounts receivable, and (d) an $798,000 increase in prepaid expenses and other assets. Net cash used in operating activities for the nine months ended September 30, 2000 primarily represents a $8.0 million net loss, partially offset by (a) a $1.8 million decrease in accounts receivable, (b) $3.5 million of depreciation and amortization expenses and (c) a $544,000 provision for doubtful accounts. Net cash used in operating activities for that period also represents a $117,000 increase in prepaid and other assets, a $1.6 million decrease in accounts payable and accrued expenses and a $1.5 million decrease in deferred revenue.

         Net cash used in investing activities was approximately $9.9 million and $1.0 million for the nine months ended September 30, 1999 and 2000, respectively. Net cash used in investing activities for the nine months ended September 30, 1999 primarily represents (a) an increase of $2.3 million of expenses related to acquisitions and (b) $6.0 million of expenses for the purchase of computer equipment and other capital equipment used in conducting our business. Net cash used in investing activities for the nine months ended September 30, 2000 primarily represents (a) $1.7 million of expenses for the purchase of computer equipment and other capital equipment used in conducting our business and (b) $2.1 million in investment purchases, offset by $2.9 million in investment proceeds.

         Net cash provided by financing activities was approximately $30.1 million for the nine months ended September 30, 1999, as compared to net cash used in financing activities of $724,000 for the nine months ended September 30, 2000. Net cash provided by financing activities for the nine months ended September 30, 1999 consisted primarily of $35.4 million of proceeds from the issuance of securities offset by $5.4 million for the repayment of outstanding short term obligations. Net cash used in financing activities for the nine months ended September 30, 2000 consisted primarily of $243,000 of proceeds received from stock option exercises offset by $770,000 for the repurchase of shares from the Imaging acquisition.

         By letter dated October 9, 2000 the Nasdaq Stock Market notified us that we had failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days as required for continued listing on the Nasdaq National Market. If we are unable to meet this requirement for a ten consecutive trading day period before January 8, 2001, Nasdaq has indicated that it will delist our common stock from trading on the Nasdaq National Market at the opening of business on January 9, 2001. Nasdaq also indicated that it may delist us during this 90-day period if we fail to maintain compliance with any other listing requirements. Any delisting instituted by Nasdaq would likely have an adverse and material effect on the price of our common stock and on the ability of our shareholders to sell their shares. Such delisting could also adversely affect our ability to obtain additional debt and/or equity financing and may result in a reduction in the amount and quality of security analysts' and the news media's coverage of the Company. We are considering various alternatives to address this situation, including seeking Nasdaq verification that we have been brought back into compliance (if applicable during the period) and the possibility of appealing any Nasdaq decision to delist our common stock. There can be no assurance, however, that our actions will be successful to maintain our common stock's listing on the Nasdaq National Market.

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

RECENT ACCOUNTING STANDARDS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 to the beginning of the first quarter of the fiscal year beginning after June 15, 2000. In

June 2000, SFAS 133 was amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," to be adopted concurrently with SFAS 133.

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

         Our short term and long term investments are deposited principally in a single financial institution with significant assets and consist of U.S. Treasury bills and notes with maturities of less than three years. We do not consider the interest rate risk for these investments to be material. In addition, our outstanding debt obligations, Note 7, have a fixed rate of interest and, therefore, we do not have a significant risk due to potential fluctuations in interest rates for loans at this time.

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

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.

               None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               The holders of Series B Preferred Stock are entitled to receive cumulative cash dividends at the rate of $2.00 per share of Series B Preferred Stock payable quarterly on March 31, June 30, September 30 and December 31 in each year. The accrued balance of Series B Preferred Stock dividends is $214,505 at September 30, 2000.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.


ITEM 5.        OTHER INFORMATION

               None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT
NO.                                    DESCRIPTION
---                                    -----------

27.1     Financial Data Schedule for the period ending September 30, 2000 (for
         SEC use only).


------------------

(b)       Reports on Form 8-K

               None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           TOWNE SERVICES, INC.

November 9, 2000           /s/  G. Lynn Boggs
------------------         -----------------------------------------------------
Date                       G. Lynn Boggs
                           Chairman of the Board and Chief Executive Officer
                           (principal and executive officer)

November 9, 2000           /s/ Randall S. Vosler
------------------         -----------------------------------------------------
Date                       Randall S. Vosler
                           Senior Vice President and Chief Financial Officer
                           (principal financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT
NO.                                DESCRIPTION
---                                -----------

27.1      Financial Data Schedule for the period ending September 30, 2000 (for
          SEC use only).