Form 10-K
period 2000-12-31
TOWNE SERVICES INC
filed 2001-04-02
CIK 1061762

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

           Securities registered pursuant to Section 12(b)of the Act:

              NONE                               NONE
        (Title of class)      (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g)of the Act:

                           COMMON STOCK, NO PAR VALUE
                              (Title of each class)

         Indicate by check mark whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The estimated aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of its Common Stock on March 28, 2001, as reported on the National Association of Securities Dealers Automated Quotation System, was approximately $8,658,179. As of March 26, 2001, the Registrant had 5,037,421 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE PROXY STATEMENT FOR THE REGISTRANT'S 2001 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K.

                               INDEX OF FORM 10-K

                                                                          PAGE

                                     PART I

Item 1. Business.............................................................  1
Item 2. Properties........................................................... 10
Item 3. Legal Proceedings.................................................... 10
Item 4. Submission of Matters to a Vote of Security Holders.................. 11

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters 12
Item 6. Selected Financial Data.............................................. 12
Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................ 14
Item 7A.Quantitative and Qualitative Disclosure About Market Risk............ 21
Item 8. Financial Statements and Supplementary Data.......................... 21
Item 9. Changes and Disagreements With Accountants on Accounting and
        Financial Disclosure................................................. 22

                                    PART III

Item 10.Directors and Executive Officers of the Registrant................... 22
Item 11.Executive Compensation............................................... 22
Item 12.Security Ownership of Certain Beneficial Owners and Management....... 22
Item 13.Certain Relationships and Related Transactions....................... 22

                                     PART IV

Item 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K..... 22

                                     PART I

ITEM  1.  BUSINESS

         THIS ANNUAL REPORT CONTAINS SEVERAL "FORWARD-LOOKING STATEMENTS" CONCERNING TOWNE SERVICES' OPERATIONS, PERFORMANCE, PROSPECTS, STRATEGIES AND FINANCIAL CONDITION, INCLUDING ITS FUTURE ECONOMIC PERFORMANCE, INTENT, PLANS AND OBJECTIVES AND THE LIKELIHOOD OF SUCCESS IN DEVELOPING AND EXPANDING ITS BUSINESS. THESE STATEMENTS ARE BASED UPON A NUMBER OF ASSUMPTIONS AND ESTIMATES WHICH ARE SUBJECT TO SIGNIFICANT UNCERTAINTIES, MANY OF WHICH ARE BEYOND THE CONTROL OF TOWNE SERVICES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF SEVERAL FACTORS. PLEASE SEE "DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS" AT THE END OF ITEM 7 FOR A DESCRIPTION OF SOME OF THE IMPORTANT FACTORS THAT MAY AFFECT ACTUAL OUTCOMES.

GENERAL

         Towne Services, Inc. provides services and products that process sales and payment information and related financing transactions for businesses and banks in the United States. We deliver these services and products online via an electronic hub, or gateway, that links business and bank customers with us and other providers of products and services that can benefit these customers. We use this electronic gateway to deliver a variety of business and management solutions using internet and telecommunication connections. We also provide these solutions through our proprietary software housed at our clients' locations.

         The primary business capabilities we offer our customers include a virtual credit card system and merchandise forecasting system. Our virtual credit card system processes the in-house credit transactions of businesses and includes an automated receivables management system that allows banks to quickly finance the working capital needs of their business customers. Towne Services' merchandise forecasting system, or RMSA Merchandise Planning service, processes sales and inventory transactions of retailers, giving them greater control over inventory levels and the ability to make better inventory purchase decisions, improve cash flow and improve operating margins.

         We offer the following automated business management systems: (a) TOWNE CREDIT(R), which processes consumer credit transactions for small and medium size businesses; (b) TOWNE FINANCE(R) and CASHFLOW MANAGER(SM), which process business-to-business credit transactions for commercial businesses; and (c) RMSA Merchandise Planning service, which processes sales and inventory transactions and provides merchandising information for specialty retail stores. Through the use of our online services and products, our business customers are able to:

         o        use the internet to conduct business electronically;

         o        accelerate cash flow;

         o        develop and implement retail marketing plans;

         o        improve customer services;

         o        improve retail merchandising strategies; and

         o automate their records, reduce paperwork and shift other administrative burdens to Towne Services.

Our systems also benefit our bank customers who can:

         o        receive secure, reliable and prompt information;

         o        closely monitor customer accounts;

         o        generate status reports;

         o        finance the accounts receivable of their business customers;
                  and

         o        generate fee income and potential new customers.

         Our electronic processing systems enable businesses to offer in-house credit to their customers at costs comparable to traditional credit card transactions. As with credit card transactions, the business pays a discount fee to the bank on each transaction. The business' customer pays fees to the bank for amounts owed by the customer for purchases made on in-house credit, and, in some instances, pays interest to the bank. The discount fees and interest create a pool of funds from which we collect our transaction fees. The remaining amounts generate fee income for the bank. We also generate revenue by charging our business and bank customers initial set-up fees.

         Our merchandise planning and point of sale systems enable business customers to compete with larger chain retailers by providing automated processing and business management capabilities similar to those used by larger companies. We generate revenue from these systems by charging initial set-up and recurring monthly service fees.

TOWNE'S MARKET

         We provide our products and services to businesses that extend in-house credit to their customers and to the banks these businesses use. We believe that the electronic transaction processing industry generally has not offered our business customers a way to process their in-house credit transactions electronically, focusing instead on credit and debit card transactions.

         A variety of small and medium size businesses use the TOWNE CREDIT system, including hardware stores, clothing stores, auto parts stores and pharmacies. We market the TOWNE FINANCE and CASHFLOW MANAGER products and services to commercial businesses, such as furniture manufacturers, equipment distributors, plumbing suppliers and other industry supply stores. We market the RMSA Merchandise Planning service to small and medium size independent specialty retail businesses, such as men's and women's apparel stores, sporting goods stores, golf pro shops, shoe stores and college bookstores.

         Many of these businesses process a large portion of their sales using in-house credit and use labor-intensive manual processes and products to run their businesses. These credit receivables are generally collected manually through a month-end billing process. We believe that the manual billing and collections process utilized by many businesses is highly inefficient, causing them to carry excess receivables and bad debts. In addition, because of the difficulties in tracking and managing receivables from this manual process, banks have been reluctant to finance these businesses based on their receivables. Our processing systems allow businesses to automate many of their manual business tasks including the processing of in-house accounts, payment processing and bad debt collections. Our processing systems also permit banks to provide financing for these businesses based upon their receivables.

         In addition, most small businesses face difficulties competing with larger businesses due to their more limited resources. They generally do not have large office staffs to perform essential management functions and do not have efficient practices and procedures to track their inventory and sale information. Our merchandise planning and transaction systems use sophisticated software to assist retailers in the day-to-day management of their businesses. By using our products and systems, businesses can improve their profitability by effectively managing their day-to-day operations, including markups, markdowns, proper flow of receipts and transactions. By improving a business' efficiency, our systems can also help improve our customers' cash flow.

TOWNE'S STRATEGIES

         Our goal is to become one of the leading providers of electronic commerce business solutions for small and medium size businesses in the United States. We plan to attain this goal by implementing the following key business strategies:
                                       2

  MAXIMIZE ELECTRONIC GATEWAY TO CUSTOMERS

         When a business customer installs TOWNE CREDIT and TOWNE FINANCE, it establishes an electronic gateway that links it with Towne, the business' bank and other companies that provide products and services that can benefit its operations. We intend to maximize this distribution channel by developing, acquiring and implementing the business and management tools that businesses need to succeed in an electronic commerce marketplace.

  EXPAND DIRECT SALES AND MARKETING EFFORTS NATIONWIDE

         As of March 23, 2001, we had 103 direct sales representatives in 41 states performing sales and marketing tasks. Of this total, five persons are dedicated to developing bank customer relationships and 98 persons are focused on developing business customers.

  CONTINUE TO LEVERAGE BANK RELATIONSHIPS

         We have relationships with businesses and organizations that have large numbers of banks and businesses as their customers. In addition, our executive officers and directors have extensive experience in the electronic processing and financial services industries, and several members of the board of directors have experience in the management of banks or companies that have banks as customers. Through these relationships, we believe we attract customers that would be difficult to reach through traditional marketing methods.

SEGMENT INFORMATION

         Our operations are organized along our product and services lines and include two segments - accounts receivable and inventory. We account for segment reporting under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." See note 2 of Notes to our consolidated financial statements.

PRODUCTS AND SERVICES

         We design our products and services to be simple to use, fast and reliable. Our automated processing systems, TOWNE CREDIT and TOWNE FINANCE, process in-house credit transactions for businesses in much the same way as credit card transactions are processed. The CASHFLOW MANAGER system is similar to the TOWNE FINANCE system except that commercial business customers manually transmit their transaction information to their banks for processing. Our RMSA Merchandise Planning service processes sales and inventory transactions and organizes merchandise information for specialty retail stores.

  TOWNE CREDIT

         TOWNE CREDIT is an automated transaction processing system designed for consumer-based credit transactions conducted by businesses. The system uses remote point of sale terminals and communications networks to capture and transmit transaction data and generate a "virtual credit card" account funded by a business' bank. A typical in-house credit transaction for our business customer is processed through TOWNE CREDIT as follows:

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

                  STEP 3: The business closes out its daily transactions and electronically transmits transaction data to Towne through the computer system across the internet or telecommunications lines.

                  STEP 4: We process the data, calculate receivables, perform other accounting functions and transmit reports electronically to the business and its bank upon request by the next business day.

                  On a daily basis, the business owner or manager transmits the sales activity by batch to our computer processing center across an ordinary telephone line or internet connection. Our customer communication software supports a wide range of business customers, including those in rural areas. Our systems process data from purchase transactions, calculate receivables, post these transactions and perform other accounting functions automatically, and our systems can be programmed to generate daily customized reports. Our network systems then transmit reports to businesses and their banks by the business day following receipt of transaction data.

                  STEP 5: The bank retrieves the sales and payment information and advances funds to the business' bank account based upon pre-set lending terms.

                  STEP 6: We bill the business' customer, collect and process the customer's payment and transmit payment information to the bank for credit to the business' bank account.

                  The bank that serves the business usually offers a line of credit, in which case the bank funds the prior day's sales at discounts similar to those in major credit card transactions. Through a graphic interface with our communications server, the bank has daily access to the information it needs to finance the business' accounts receivable. TOWNE CREDIT works as a supplement to the bank's current loan processing systems and creates the general ledger account entries necessary for the bank to account for the line of credit loans to the business. We assume no credit risk from business customers in these transactions.

         With TOWNE CREDIT, many administrative burdens of running a business are outsourced to us. We generate and print statements and send them to the businesses' customers. A national bank as our agent maintains an automated lock box through which payments can be received. If a customer chooses to pay the business directly when he or she receives the bill, the business owner records that payment in a point of sale terminal to be processed electronically on our system. The system allows businesses to quickly track account balances and payment history and verify customer transaction information by checking the receivables reports generated or, if needed, by dialing into our processing network to verify or update information.

         We also settle payments for our customers. We transmit, upon request, transaction information directly to the bank and arrange for funds to be transferred from the automated lock box via Automated Clearing House (ACH) to the bank. Funds are then transferred to the business' bank account via the bank's internal deposit system.

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

  TOWNE FINANCE

         Our automated asset management and financing software system, TOWNE FINANCE, is a commercial version of TOWNE CREDIT that addresses business-to-business credit transactions. TOWNE FINANCE facilitates accounts receivable financing for commercial businesses by allowing these businesses and their banks to better manage and control assets that fluctuate in value. With TOWNE FINANCE, businesses have the ability to convert invoices to the cash they need to finance their ongoing operations.

         Using TOWNE FINANCE, banks can assign percentage values to specific assets of their business customers, such as accounts receivable, inventory, real estate, furniture, fixtures and equipment. By assigning these values, banks can develop a risk-based formula for lending to their business customers. TOWNE FINANCE tracks the accounts receivable, maintains a parallel aging of the accounts and allows the bank to control advances and pay downs based on daily activity of new sales and account payments. The system supports discretionary lines of credit as well as automatic daily funding of eligible assets. TOWNE FINANCE works as a supplement to the banks' current loan processing systems and creates the general ledger account entries necessary for banks to account for these asset-based loans.

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

         The bank provides a line of credit that is controlled using TOWNE FINANCE daily processing and reporting functions. The bank retains all credit and funding responsibility and we provide a specialized sales force, back room processing and monitoring services. TOWNE FINANCE allows banks to provide a cost effective accounts receivable financing program for its commercial customers. Banks using TOWNE FINANCE gain fee income on advances of funds, net of all processing expenses, and strengthen relationships with business customers that have experienced cash flow problems or that might have otherwise turned to non-traditional lenders.

  CASHFLOW MANAGER

         The CASHFLOW MANAGER system is an asset management system that also addresses business-to-business credit transactions. The software program enables the banks that service commercial businesses to better manage and control assets that fluctuate in value so they can make lending decisions with respect to these assets. CASHFLOW MANAGER transaction processing occurs in much the same way as TOWNE FINANCE processing, except that the commercial business manually transmits the information for processing.

         The CASHFLOW MANAGER system uses special deposit tickets to batch process invoices turned into the bank. The CASHFLOW MANAGER system provides general ledger reports that help the bank manually interface with the bank's general ledger system. At the end of the month, statements are sent to the business' customer directing payments to the bank's lock box. The bank typically advances funds on all of the business' accounts receivable and adjusts the reserve percentage after the month-end close period. Any excess reserves are deposited into the business' operating account after the month-end reconciliation.

         With CASHFLOW MANAGER, banks generate income from the discount fee charged from each batch of receivables advanced, interest charged either to the merchant, the merchant's customers, or both parties and spread income generated from the reserve account. The bank provides multiple services to the borrower by establishing a loan account, operating account and restricted reserve account, as well as by implementing the CASHFLOW MANAGER program. The restricted reserve account and the receivables act as collateral in addition to other collateral that may be required by the bank.

  RMSA MERCHANDISE PLANNING

         We develop each customized RMSA Merchandise Plan using a combination of data supplied by the customer coupled with proprietary business models. The RMSA Merchandise Plan enables our business customers to manage inventory at the classification level, such as women's blouses or men's suits. We need four basic pieces of information about each class of merchandise offered by the business: sales, markdowns, merchandise received and merchandise on order but not yet delivered. This data is collected monthly and transmitted to our computer systems, which also house historical information such as sales, markdowns and merchandise receipts for each individual business customer. Merchandise planning models for the particular industry, geographical region, season and other current business trends are also incorporated into each RMSA Merchandise Plan. The RMSA Merchandise Plan is then provided to our retail business customers electronically or via hard copy, at their option.

         Our Merchandise Planning customers receive on a monthly basis:

         o the current month's sales forecast and a rolling forecast up to ten months into the future;

         o a review of markdowns, timing of deliveries and the other factors needed to achieve optimal sales;

         o        analysis of sales history for missed opportunities;

         o        a review of current profitable sales trends; and

         o specific information so clients know how much to buy and when to receive it.

  THE CHARTER SYSTEM

         The Charter System uses sophisticated point-of-sale software to assist retailers in the day-to-day management of their business. The Charter System also enables us to easily collect the data necessary to develop the RMSA Merchandise Plan.

         The Charter System operates as a stand-alone system separate from the RMSA Merchandise Plan. Clients have the opportunity to purchase or lease the Charter System software. With this software, a client receives a point of sale system with features that provide a full range of capabilities to track inventory and perform simple or sophisticated transactions quickly and efficiently. The Charter System allows our business customers to work with data at the stock keeping unit, or SKU, or summary levels and provides specific recommendations on what merchandise to re-order, markdown and transfer.

         The Charter System can track merchandise on many attributes including style, size, vendor, color and other SKU categories. The sales and inventory report that can be generated by the Charter System enables the retailer to determine what inventory is selling quickly and what inventory is moving slowly. This retail purchase order management system provides a complete overview of merchandise on hand and on order. It also provides comprehensive customer profiles designed to enable the retailer to collect detailed information ranging from vendor preferences to customers' birthdays.

ANCILLARY SERVICES AND NEW PRODUCTS

         We provide an array of value-added services in connection with our processing systems, including:

         COLLECTION SERVICES. Our processing systems help our customers identify delinquent accounts. We maintain an agreement with Credit Collection Services of Georgia, a national collections firm, that enables our customers to have on-line access to professional debt collection services. We maintain an electronic interface with Credit Collection Services so account information is readily delivered to assist in collecting past due amounts.

         DOCUMENT IMAGING AND ARCHIVING PRODUCTS. We began offering AUGUSTA and EzVIEW VAULT(TM) after our July 1999 acquisition of Imaging Institute, Inc. Both products are imaging software and equipment that offer unique and functional document imaging and archiving solutions tailored for small to medium size businesses. The AUGUSTA product is an active file folder document imaging system designed for small to medium size organizations. It is designed to quickly scan, file, and retrieve documents electronically. With EzVIEW VAULT(TM), documents are quickly scanned onto the Mastering Station, saved in electronic "folders," and finally archived permanently onto a CD-ROM disc. Each disc also contains a self-running Windows viewing module that will allow the viewing, printing, and faxing of documents from any Windows-based computer with a CD-ROM drive.

         We plan to design and develop new and improved products and services that business customers can access through our electronic gateway to help automate their businesses and provide better service to their clients. We also plan to enter new agreements and relationships with other companies and organizations to give our customers access to a variety of other business management tools. We have in the past and may again in the future offer processing services to companies providing lease financing.

SALES AND MARKETING

         We employ three distinct sales forces to market our products and services. The bank sales force focuses on developing relationships with banks through which TOWNE CREDIT, TOWNE FINANCE and CASHFLOW MANAGER are marketed to business customers. Our business representatives call on business customers of banks that have contracted with us, as well as other businesses who might use our products. We also employ a direct sales force, our analysts, to market our products and services that process inventory, accounts receivable and point of sale transaction information for retail businesses. These analysts play the dual roles of being business consultants for our existing customers and salespeople who promote our products and services to potential new customers.

         In addition to direct sales, we also market TOWNE CREDIT, TOWNE FINANCE and CASHFLOW MANAGER through several strategic alliances that have businesses and banks across the United States as their customers or members. These alliances enable us to reach and provide services to large groups of banks and businesses in new geographic markets. We will continue to pursue additional alliances with companies and organizations that will provide us access to large groups of banks and businesses nationwide such as bankers' banks, trade associations and merchant franchise operations.

         We mainly market our RMSA Merchandise Planning service by focusing on lead generation. We achieve this lead generation primarily through referrals, direct mail, trade shows and educational seminars. We also market our RMSA Merchandise Planning service through alliances with associations in many of the industries that we service. Our alliances promote our RMSA Merchandise Planning services while improving business performance for members of the respective associations. Our association alliances include, for the college bookstore industry, the Independent College Bookstores Association, for the Christian bookstore industry, the Parable Group, and several golf organizations, including Marriott Properties and Club Corporation of America. These relationships are designed to expose association members to our RMSA Merchandise Planning services.

         We have used our board members' and senior managers' expertise and contacts to develop relationships with banks and banking organizations. We believe that endorsements by local bankers are the most effective sales tools to reach their businesses. Banks often have longstanding relationships with their business customers and provide immediate credibility and access for our products and services. We believe that our relationships with banks enable us to attract business customers that would be difficult and expensive to reach when employing traditional marketing methods.

RECRUITING AND TRAINING

         We hire sales personnel who are experienced in marketing products and services to banks and businesses. In recruiting experienced sales personnel, we focus on hiring people who have established relationships with banks and businesses in a particular market. We have a full-time employee responsible for recruiting bank and business representatives. We have developed and implemented an intensive five-week training program for our sales force. The first week of training focuses on overviews of our policies and procedures as well as an introduction to all of our products. During the first week, we also instruct our new sales representatives on pricing of the products to customer banks and businesses. The second week focuses on sales skill training with detailed product and pricing training. This week ends with product sales presentations and role playing. The third and fourth weeks consist of field training, in which the sales representative travels with a seasoned sales representative to observe sales calls and presentations. The fifth week addresses strategic product presentations, leadership and management training and new account set-up. The sales representatives then return to their respective territories to begin selling.

TECHNOLOGY

         Our automated electronic processing systems communicate data to and from remote customer locations and our computer processing center in Suwanee, Georgia. We use our proprietary technologies together with third party telecommunications networks to transmit and process transaction data for our customers. Transactions are interactively processed and returned to the sending system. Our systems can use telephone lines and internet connections to transport transaction data, which allows us to access customers located across the country.

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

         Our communications and processing system servers can manage data traffic across multiple time zones as well as balance both client/server and on-line batch mode processing loads. This "cluster processing" uses multiple servers that work in tandem. A bank of processors work in a shared network environment to co-process reporting jobs. The host processing system is also scalable.

         We designed our systems using software and hardware capable of interacting with the variety of operating platforms used by our customers, including client/server and mainframe operating systems. We have developed software to support a wide range of operating systems used by our customers. Our transaction reporting software is not hardware dependent, which allows us to change our equipment to take advantage of the most recent technologies in our operations. This could include a complete change-over of operating systems and/or hardware. The CASHFLOW MANAGER system is single- or multi-user capable.

         Our computer processing system stores data redundantly at both the customer terminal location and at our processing center. Potential service interruptions are minimized by hosting the client's data on multiple servers and locations so that no single hardware failure would result in service interruption. In addition, we keep mirror servers on location, create daily digital backup tapes and store them offsite. Although we believe that our system configuration and disaster recovery measures adequately protect us against system failures that may occur due to destruction of our processing center, natural disasters or other loss or impairment of our network capabilities, a failure of our system, or the failure of our telecommunications providers to supply the necessary services, could negatively affect our business and financial results and harm our reputation.

CUSTOMERS

         As of December 31, 2000, we provided processing services to a diverse customer base of 3,453 small and medium size retail merchants and commercial businesses located in all 50 states as well as the District of Columbia. We had 3,366 retail merchants and commercial business customers as of February 28, 2001. A variety of businesses use the TOWNE CREDIT system, including hardware stores, clothing stores, auto parts stores and pharmacies. TOWNE FINANCE and CASHFLOW MANAGER products and services are marketed to commercial businesses, such as furniture manufacturers, equipment distributors, plumbing suppliers and agricultural supply stores. In addition, we market our RMSA Merchandise Planning service to small to medium size independent specialty retail businesses, such as men's and women's apparel stores, sporting goods stores, golf pro shops, shoe stores and college bookstores.

         As of December 31, 2000, we had executed 789 contracts with banks in 36 states. Most of our current bank customers have asset sizes of $2 billion or less. As of February 28, 2001, we had executed 792 contracts with banks. These bank customers market our products and services to businesses in their communities.

         The majority of our contracts with our customers are cancelable at will or on short notice or provide for renewal at frequent periodic intervals, and, accordingly, we may have to rebid or modify such contracts on a frequent basis. Because our customer base is relatively diverse and includes thousands of businesses and hundreds of banks, we do not rely on any single business or bank for a significant portion of our revenue. No single business customer accounted for more than 1.0% of our total revenues in 2000. No single bank customer accounted for more than 3.0% of our total revenues in 2000. We do not anticipate that one or more new customers will account for large portions of the set-up fee revenues generated for particular quarters in which the underlying contracts are signed.

         Our aggregate overseas sales represent only 1% of our overall sales. For the year ended December 31, 2000, our sales to countries outside of North America totaled $336,536, primarily to Malaysia and Taiwan. No individual foreign customer accounted for more than 1% of our total revenues in 2000.

CUSTOMER SERVICE

         Our products are supported by the following levels of customer service. Each customer bank provides first line customer service support to the businesses on accounting and loan-related issues, and we provide a help desk for technical support for our network systems and terminals. We provide many service features to our businesses, including toll-free customer service and terminal support during business hours and on an emergency basis, 48-hour hardware replacement, turnkey installation and training for new businesses and flexible reporting capabilities. As part of our ongoing service, we assign a business specialist to each bank who helps structure and market to prospects selected by the bank. We attempt to establish long-term relationships through the continued support and interaction of our professional account managers and consultants.

         We assign a support specialist to each client and field representative to service and maintain our RMSA Merchandise Planning service. The support specialist is responsible for complete set-up of new client information, including all historical data, classification set-up with start-up factors and annual rate and profile information, and for the processing of monthly data for entry into the RMSA Merchandise Plan. Our support staff communicates with clients and analysts about the need for specific basic monthly information and explains monthly reports and client information.

         Our Charter System product is supported by a staff of trained individuals who provide help desk technical support to all clients and analysts using the Charter System software. They are responsible for insuring ongoing operation of the applications as intended and monitoring clients closely. We provide training for new clients on site and off site in all applications and procedures for our Charter System products, and we fully train all of our new field representatives.

         Our staff of client representatives trains customers on the use of our processing system and hardware at the customer location. Customer service representatives provide technical support for all of our products and services through a call-in support center available during normal business hours. After hours, customers can reach our technical support personnel by pager.

COMPETITION

         Many companies provide online processing products and services. In addition, many other companies market business-to-business software and marketing support to banks that allows the banks to track and finance the in-house charge accounts of their customers similar to a factoring operation. Most of these competitors do not offer a point of sale system, but rather require businesses to forward paper invoices to the banks where bank personnel input the invoices onto the software purchased by the banks.

         The electronic transaction processing industry is intensely competitive. Increased competition is likely from both existing competitors and new entrants into our future markets. We may not be able to compete successfully as other companies develop new products and services, decrease prices, improve customer service and hire additional personnel. Competitors may offer new products and services resulting in greater competition and lower market share for us. Some of our competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater resources than we have. Competitors may be able to adapt more quickly to new technologies and changes in customer requirements and may also be able to devote greater resources to marketing.

         We face limited organized competition in the area of inventory management. To our knowledge, there are several competitors that provide forecasting and planning service to retailers that are similar to our RMSA Merchandise Planning service.

         Our Charter System product has numerous competitors on the national and regional level, several of which offer more advanced solutions that allow them to garner significant market share. Several of these competitors also offer e-commerce and accounting modules in addition to services comparable to our Charter System product.

TRADEMARKS AND OTHER PROPRIETARY RIGHTS

         We operate under the following trademarks and service marks: TOWNE SERVICES(R), TOWNE CREDIT(R), TOWNE FINANCE(R), and CASHFLOW MANAGER(SM).

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

EMPLOYEES

         At March 23, 2001, we had 226 full-time employees of which 103 were in sales and marketing, and 123 were in operations and general administration. Of these employees, 102 were based in Suwanee, Georgia, and 124 were based in 41 other states. Management believes that our relationship with our employees is satisfactory.

SEASONALITY

         The electronic transaction processing industry is prone to seasonal fluctuations in purchasing activity. We expect our revenues to be higher in the third and fourth calendar quarters and lower in the first calendar quarter of each year. The decline in retail activity following the holiday season typically results in lower first quarter revenues.

ITEM 2.   PROPERTIES

         Our principal executive offices and our processing center are located at 3950 Johns Creek Court, Suite 100, Suwanee, Georgia 30024, and our main telephone number is (678) 475-5200. We lease our Georgia facilities, which total approximately 41,000 square feet. We own our 12,000 square foot building in Riverside, California that houses our RMSA Merchandise Planning subsidiary. We lease our offices in Bristol, Tennessee; New York, New York; and Dallas, Texas, which total approximately 8,300 square feet. We believe that our facilities will be adequate to support our operations for the foreseeable future.

ITEM  3.   LEGAL PROCEEDINGS

         Except for the two lawsuits described below, we are not a party to, and none of our material properties is subject to, any material litigation other than routine litigation incidental to our business.

         1. IN RE TOWNE SERVICES, INC./SECURITIES LITIGATION; Case No. 1:99-CV-2641-BBM; filed in U.S. District Court, Northern District of Georgia on January 31, 2001. Before being combined into one lawsuit as explained below, this lawsuit was previously known prior to consolidation as (a) THOMAS J. GOLAB
V. TOWNE SERVICES, INC., DREW W. EDWARDS, HENRY M. BAROCO, AND BRUCE F. LOWTHERS; Case No. 1:99-CV-2641-JTC; filed in U.S. District Court, Northern District Court of Georgia, on October 12, 1999; and (b) JAMES E. BOLEN V. TOWNE SERVICES, INC., DREW W. EDWARDS, HENRY M. BAROCO, AND BRUCE F. LOWTHERS; Case No. 1:99-CV-3067; filed in U.S. District Court, Northern District of Georgia, on November 24, 1999.

         The two original suits are purported securities class actions brought by the named individual shareholders against the Company, two of its former officers and a current officer. No class has yet been certified. The complaints allege, among other things, that Towne Services should have disclosed in the prospectus used for its secondary public offering in June 1999 that it allegedly experienced serious problems with its network infrastructure and processing facilities during the move of its corporate headquarters in June 1999, and that these problems allegedly led to a higher than usual number of customers terminating their contracts during the second quarter. The complaints seek an unspecified awards of damages. The court recently granted a motion to consolidate the GOLAB and BOLEN cases and the plaintiffs have filed an amended complaint. This amended complaint combines the claims in the GOLAB and BOLEN cases. We have filed a motion to dismiss for failure to state a claim. Discovery has not yet commenced and will be stayed pending the court's ruling on the motion to dismiss. We believe that the allegations in the complaints are without merit and intend to defend the lawsuits vigorously. Our directors and executive officers liability insurance carrier is presently providing a defense under a reservation of rights.

         2. EDWARD H. SULLIVAN, JR. AND LISA SULLIVAN V. TOWNE SERVICES, INC., TOWNE SERVICES, INC., AS THE SUCCESSOR TO BANKING SOLUTIONS, INC., BANC LEASING.COM, INC., THE SUCCESSOR TO BSI CAPITAL FUNDING, INC., MOSELEY & STANDERFER, P.C., DAVID R. FRANK, DON G. SHAFER, AND SHANNON W. WEBB; filed in the District Court of Collin County, Texas; Judicial District 199; Civil Action No. 199-1848-99, on or about November 15, 1999.

         This lawsuit arises out of Towne Service's acquisition of Banking Solutions, Inc. ("BSI") through a stock purchase made by its subsidiary, BSI Acquisition Corp., in December 1998. Plaintiff Edward Sullivan, Jr. was employed by BSI. Sullivan alleges, among other things, that he had a buy-out agreement with BSI and certain BSI shareholders under which, in certain circumstances, Sullivan was to receive a commission based on the gross sales price paid by any purchaser of BSI. Sullivan contends that BSI and the other shareholders allegedly fraudulently induced him to release them from the agreement by fraudulently misrepresenting the gross sales price paid by Towne Services' subsidiary in the stock purchase. Sullivan contends that Towne Services is liable to him as the successor to BSI, and also for allegedly tortiously interfering with the agreement. Sullivan also contends Towne Services conspired with the other defendants to misrepresent the "gross purchase price." We deny all allegations of the petition. Mr. Sullivan and his wife seek an unspecified amount of damages including a percentage of the gross sales price paid by Towne Services' subsidiary for the acquisition of BSI, as well as punitive damages, attorneys' fees, and pre-judgment and post-judgment interest. We have filed a motion for summary judgment seeking dismissal of all claims against us. The court has not yet ruled on the motion, and discovery is ongoing. We believe that the allegations in the complaint are without merit and intend to defend the lawsuit vigorously. We also contend that we are entitled to indemnification from the BSI shareholders for our expenses in defending this action. Specifically, the BSI stock purchase agreement provides that the BSI shareholders will indemnify us against any claims, damages, liabilities, costs and expenses (including reasonable attorneys' and accountants' fees and expenses) we suffer that arise out of any breach of the representations made by BSI in the agreement, provided that the aggregate amount of all such claims, etc. exceeds $100,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

REVERSE STOCK SPLIT

         We held a special meeting of shareholders on December 20, 2000 to consider and vote on the adoption and approval of an amendment to our amended and restated articles of incorporation, which provided for a one-for-five reverse stock split of the issued and outstanding shares of our common stock.

         Only shareholders of record at the close date of business on November 22, 2000 were entitled to vote at the special meeting. We solicited proxies for the meeting pursuant to the Georgia Business Corporation Code, and there was no solicitation in opposition to management's solicitation.

         We received proxies and ballots from the holders of 22,074,229 shares of our common stock, representing 80% of the outstanding shares of stock.

         The shareholders approved the amendment to our amended and restated articles of incorporation with the number of votes specified below:

  Voted For             Voted Against        Abstentions and Broker Non-Votes
  ---------             -------------        --------------------------------

  21,379,000                677,779                          17,450

       97%                      3%                             0.1%


                                     PART II

ITEM  5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Since our initial public offering in August 1998, our common stock has traded on the Nasdaq Stock Market's National Market under the symbol TWNE. As of March 23, 2001, we had 328 shareholders of record.

         To date, we have not paid cash dividends on our common stock. We do not anticipate paying cash dividends on our common stock in the near future.

         The following table sets forth the high and low sales price information for our common stock as reported by Nasdaq, for each full quarterly period in 1999 and 2000. The stock prices have been adjusted to reflect the December 20, 2000 one-for-five stock split discussed in Item 4.

                                                                  STOCK PRICE
                                                                  -----------

                                                              HIGH        LOW
                                                              ----        ---

First Quarter 1999.......................................      53.15     26.90
Second Quarter 1999......................................      56.55     35.00
Third Quarter 1999.......................................      48.15     15.00
Fourth Quarter 1999......................................      22.65      8.15
First Quarter 2000.......................................      25.65      8.75
Second Quarter 2000......................................      10.00      2.95
Third Quarter 2000.......................................       5.30      3.75
Fourth Quarter 2000......................................       4.53      1.00

ITEM  6.   SELECTED FINANCIAL DATA

         The following selected consolidated financial data is qualified by reference to, and should be read in conjunction with, our consolidated financial statements and related notes and other financial information included elsewhere in this Annual Report on Form 10-K, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 below. The selected consolidated financial data of Towne Services as of December 31, 1997, 1998, 1999 and 2000 were derived from Towne Services' consolidated financial statements, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated balance sheet as of December 31, 1996 was derived from unaudited financial statements which, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of Towne's financial condition and results of operations. All amounts presented have been restated for the pooling of interests resulting from the acquisition of Forseon Corporation in June 1999. The acquisition of Imaging Institute, Inc. in July 1999 is accounted for as a purchase. These results may not be indicative of future results. All numbers have been rounded and are in thousands, except for per share data, which have been adjusted for the December 20, 2000 one-for-five reverse stock split.

                                                                                YEARS ENDED DECEMBER 31,
                                                                                ------------------------
                                                               1996         1997          1998        1999          2000
                                                               ----         ----          ----        ----          ----
                                                            (UNAUDITED)

STATEMENTS OF OPERATIONS DATA:
Revenues  .............................................   $   11,933   $    12,897   $   18,149   $   29,774    $  25,276
Costs and expenses:
    Costs of processing, servicing and support.........        2,692         3,389        4,302        7,338        8,228
    Research and development...........................          857           968        1,041          536           --
    Sales and marketing................................        6,791         7,988       13,389       20,014       16,268
    Stock compensation expense.........................          112            --        6,268          145           33
    Employee termination costs.........................           --            --        2,291        1,320          886
    Acquisition expense................................           --            --           --        2,343           --
    General and administrative, excluding stock
      compensation, employee termination and acquisition
      expenses noted above.............................        1,677         2,680        5,569       10,947       14,999
                                                          ----------   -----------   ----------   ----------    ---------
          Total costs and expenses.....................       12,129        15,025       32,860       42,643       40,414
                                                          ----------   -----------   ----------   ----------    ---------
Operating loss.........................................         (196)       (2,128)     (14,711)     (12,869)     (15,138)
                                                          -----------  ------------  ----------   ----------    ---------
Other expenses:
    Interest expense (income), net.....................           52           155         (226)        (711)      (1,093)
    Other expense (income).............................            4            (1)          (6)           4        2,755
    Financing costs for stock issued to nonemployees...           --            --          323           --           --
                                                          ----------   -----------   ----------   ----------    ---------
          Total other expenses.........................           56           154           91         (707)       1,662
                                                          ----------   -----------   ----------   -----------   ---------
    Loss before provision (benefit) from
      income taxes, extraordinary loss on early
      extinguishment of debt and cumulative effect of
      an accounting change.............................   $     (252)  $    (2,282)  $  (14,802)  $  (12,162)   $ (16,800)
                                                          -----------  -----------   ----------   ----------    ---------
    Provision (benefit) for income taxes...............          182           104          (11)         222          187
    Loss before extraordinary loss on early
      extinguishment of debt and cumulative effect of
      an accounting change.............................   $     (434)  $    (2,386)  $  (14,791)  $  (12,384)   $ (16,987)
                                                          -----------  -----------   ----------   ----------    ---------
    Extraordinary loss on early extinguishment of debt.           --            --          476           --           --
    Cumulative effect of an accounting change..........           --            --           --        3,183           --
                                                          ----------   -----------   ----------   ----------    ---------
Net loss................................................. $     (434)  $    (2,386)  $  (15,267)  $  (15,567)   $ (16,987)
                                                          ===========  ===========   ==========   ==========    =========
Preferred stock dividends..............................           --            --       (5,108)         (94)        (160)
Accretion of warrants with redemption feature..........           --            --         (692)          --           --
Net loss attributable to common shareholders
    before extraordinary loss and cumulative effect
    of accounting change:
    Basic .............................................   $     (434)  $    (2,386)  $  (20,591)  $  (12,478)   $ (17,147)
                                                          ===========  ===========   ==========   ==========    =========
    Diluted............................................   $     (434)  $    (2,516)  $  (20,591)  $  (12,478)   $ (17,147)
                                                          ===========  ===========   ==========   ==========    =========
Net loss per share attributable to common shareholders
    before extraordinary loss and cumulative effect
      of accounting change:
    Basic .............................................   $    (0.25)  $     (1.07)  $    (5.91)  $    (2.54)   $   (3.14)
                                                          ===========  ===========    ==========  ==========    =========
    Diluted............................................   $    (0.25)  $     (1.13)  $    (5.91)  $    (2.54)   $   (3.14)
                                                          ===========  ===========    ==========  ==========    =========
Net loss attributable to common shareholders:
    Basic .............................................   $     (434)  $    (2,386)  $  (21,067)  $  (15,661)   $ (17,147)
                                                          ===========  ===========   ==========   ==========    =========
    Diluted............................................   $     (434)  $    (2,386)  $  (21,067)  $  (15,661)   $ (17,147)
                                                          ===========  ===========   ==========   ==========    =========
Net loss per share attributable to common shareholders:
    Basic .............................................   $    (0.25)  $     (1.07)  $    (6.04)  $    (3.19)   $   (3.14)
                                                          ===========  ===========    =========   ==========    =========
    Diluted............................................   $    (0.25)  $     (1.07)  $    (6.04)  $    (3.19)   $   (3.14)
                                                          ===========  ===========    ==========  ==========    =========

    Weighted Average Common Shares Outstanding.........        1,712         2,231         3,486       4,907        5,467
                                                          ==========   ===========    ==========  ==========    =========



                                                                                     AT DECEMBER 31,
                                                               1996         1997          1998        1999          2000
                                                               ----         ----          ----        ----          ----
                                                            (UNAUDITED)
OTHER OPERATING DATA AT END OF PERIOD:
    Number of sales people.............................           77            86          170          166          100
    Number of bank contracts...........................           17            74          641          823          789
    Number of business customers.......................        1,378         1,492        3,043        3,861        3,453

BALANCE SHEET DATA:
    Working capital....................................   $      815   $     2,638   $   10,258   $   21,692    $  10,197
    Total assets.......................................        4,289         7,200       38,747       57,737       37,174
    Long-term debt, net of current portion.............          197         1,642           55        1,028          771
    Shareholders' equity...............................        1,601         2,722       29,394       48,902       31,389

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Annual Report contains several "forward-looking statements" concerning Towne Services' operations, performance, prospects, strategies and financial condition, including its future economic performance, intent, plans and objectives and the likelihood of success in developing and expanding its business. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond the control of Towne Services. Words such as "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan" and "estimate" are meant to identify such forward-looking statements. Those statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC. If one or more of this risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. See "Disclosure Regarding Forward-Looking Statements" at the end of this Item for a description of some of the important factors that may affect actual outcomes.

OVERVIEW

         Towne Services, Inc. provides services and products that process sales and payment information and related financing transactions for businesses and banks in the United States. We deliver these services and products online via an electronic hub, or gateway, that links business and bank customers with the company and other providers of products and services that can benefit these customers. We use this electronic gateway to deliver a variety of business and management solutions using internet and telecommunication connections. We also provide these solutions through our proprietary software housed at our clients' locations. We generate revenues through the deployment and use of three primary products: TOWNE CREDIT(R), which processes consumer credit transactions for small and medium size businesses; TOWNE FINANCE(R) and CASHFLOW MANAGER(SM), which process business-to-business credit transactions for commercial businesses; and RMSA Merchandise Planning service, which processes sales and inventory transactions and provides merchandising information for specialty retail stores; and ancillary services related to these products. With each of these products, we generate initial set-up fees, discount fees and recurring monthly transaction processing fees. Management believes the prices charged for both the initial set-up fees and the recurring transaction fees are based upon the relative fair value of the related services provided.

         Bank set-up fees include charges for installation, implementation and training of our bank and business customers. In response to the issuance of the SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB No. 101") we began recognizing all revenues from set-up fees on a deferred basis over the estimated life of the contract terms and for certain cancellation clauses and/or return guarantees until the guarantee period is expired. The effects of this change in accounting principle were applied cumulatively as of the beginning of 1999. Prior to the adoption of SAB No. 101, we recognized set-up fees upon execution of the related contract or until guarantee periods expired. Set-up fees charged to each bank vary depending on the asset size of the bank and the number of communities served. Set-up fees are also charged to our business customers based either upon a flat rate or upon the expected transaction volume.

         With each of our transaction processing products, our business customer pays a discount fee to its bank equal to a percentage of the value of each transaction processed. The business' customer pays fees to the bank for amounts owed by the customer for purchases made on in-house credit, and in some instances pays interest to the bank. We generate recurring revenue by collecting a portion of the discount fee and, if applicable, interest paid on these accounts, as well as by charging monthly transaction processing fees. Monthly transaction processing fees include charges for electronic processing, statement rendering and mailing, settling payments, recording account changes and new accounts, leasing and selling point of sale terminals, telephone and software support services, rental fees and collecting debts.

         Other revenues include non-recurring charges for software license fees, maintenance agreements, the sale of hardware and equipment and marketing materials and supplies.

         Costs of processing, servicing and support include installation costs for our products and costs related to customer service, information systems personnel and installation services.

         Research and development expenses consist of salary and related personnel costs, including costs for employee benefits, computer equipment and support services, used in product and technology development. Most research and development expenditures are expensed as incurred; however, we capitalize certain development costs under Statement of Financial Accounting Standards ("SFAS") No. 86 when the products reach technological feasibility.

         Sales and marketing expenses consist primarily of salaries and commissions, travel expenses, advertising costs, trade show expenses, hiring costs and costs of marketing materials. These expenses also include the costs incurred to develop our indirect marketing channels.

         On December 20, 2000, we effected a one-for-five reverse split of the issued and outstanding shares of our common stock. We have restated the offering prices and numbers of shares issued in each transaction below to take the reverse split into account.

         In August 1998, we completed our initial public offering of our common stock. The total proceeds of the IPO, net of underwriting discounts and offering expenses, were approximately $27.0 million. We issued 770,000 shares of common stock (3,850,000 shares on a pre-split basis) at an offering price of $40.00 per share ($8.00 on a pre-split basis). After the IPO, we converted all outstanding shares of Series A Preferred Stock to 243,581 shares of common stock, and warrants for 61,796 shares of common stock were exercised.

         In December 1998, we acquired the outstanding capital stock of Banking Solutions, Inc., for approximately $14.9 million in cash and stock. Banking Solutions is a developer and provider of a transaction processing system, CASHFLOW MANAGER, an accounts receivable financing program similar to the TOWNE FINANCE product. In connection with the acquisition of Banking Solutions, we issued 148,886 shares of common stock at $33.65 per share. We paid the remainder of the purchase price in cash. We recorded this transaction using the purchase method of accounting. We have recorded goodwill in the amount of $14.6 million as a result of this merger, which is being amortized over a period of 12 years.

         In June 1999, we completed a public offering of 900,000 shares of common stock (4,500,000 shares on a pre-split basis) at an offering price to the public of $35.625 per share ($7.125 on a pre-split basis), and on July 20, 1999, we sold 135,000 shares of common stock (675,000 shares on a pre-split basis) pursuant to an underwriters' over-allotment provision in connection with this public offering. The total proceeds to us from the public offering, net of underwriting discounts and offering expenses, were approximately $32.6 million.

         In June 1999, we acquired Forseon Corporation, a company based in Riverside, California. Forseon provides products and services for retail businesses that process inventory, accounts receivable and point of sale transaction information and generate merchandise plans and management reports. We issued a total of 415,069 shares of our common stock in exchange for all outstanding stock and options to acquire stock in Forseon. The merger was accounted for as a pooling of interests. We incurred approximately $2.3 million in expenses related to the acquisition of Forseon.

         In July 1999, we acquired all of the issued and outstanding stock of Imaging Institute, Inc., a Bloomington, Minnesota-based company, for approximately $1.2 million cash and the issuance of up to 16,203 shares of our common stock. Imaging Institute's main products include AUGUSTA and EzVIEW VAULT(TM), which offer unique and functional document imaging and archiving solutions tailored for small to medium size businesses. In connection with the purchase of Imaging Institute, we recorded goodwill in the amount of $1.9 million, which is being amortized over 5 years.

         For the years ended December 31, 1998, 1999 and 2000, we had net losses of approximately $15.3 million, $15.6 million and $17.0 million, respectively. As of December 31, 2000, we had an accumulated deficit of $57.0 million, of which $17.1 million related to 2000. Of this $17.1 million, $5.3 million is related to one-time charges, including $2.7 million in fixed asset write-offs, $1.3 million related to Imaging Institute goodwill impairment and a $763,000 writedown of Credit Collection Solutions assets to their net realizable value. The deficit for 2000 also included a one time note receivable write off of $473,000.

         Our total revenues increased from $18.1 million in 1998 to $29.8 million in 1999 and decreased to $25.3 million in 2000. We have experienced net losses in each of these periods and expect to continue to incur losses for the foreseeable future. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development and in relatively new and changing markets. There can be no assurance that we will be successful in addressing these risks and difficulties or that we will achieve profitability in the future.

RESULTS OF OPERATIONS

         The following table sets forth our condensed historical operating information, as a percentage of total revenues, for the periods indicated:

                                                                                      YEARS ENDED
                                                                                       DECEMBER 31,
                                                                                      ------------
                                                                             1998        1999        2000
                                                                             ----        ----        ----
Revenues ................................................................       100%         100%       100%

   Costs of processing, servicing, and support...........................        24           25         33
   Research and development..............................................         5            2         --
   Sales and marketing...................................................        74           67         64
   Stock compensation expense............................................        35           --         --
   Employee termination costs............................................        13            4          4
   Acquisition expense...................................................        --            8         --
   General and administrative, excluding stock compensation,
      employee termination and acquisition expenses noted above..........        31           37         59
                                                                            -------     --------    -------
         Total costs and expenses........................................       182          143        160
                                                                            -------     --------    -------
Operating loss...........................................................       (81)         (43)       (60)
Interest expense (income), net...........................................        (1)          (2)        (4)
Other expense (income), net..............................................        --           --         11
Financing costs for stock issued to nonemployees.........................         2           --         --
                                                                            -------     --------    -------
         Total other expenses............................................         1           (2)         7
                                                                            -------     ---------   ------
Net loss before provision (benefit) from income taxes,
   extraordinary loss and cumulative effect of an accounting change......       (82)%        (41)%      (66)%
                                                                            =======     ========    =======
Net loss before extraordinary item and cumulative effect of an
   accounting change.....................................................       (81)%        (42)%      (67)%
                                                                            =======     ========    =======
Net loss ................................................................       (84)%        (52)%      (67)%
                                                                            ========    ========    =======
Net loss attributable to common shareholders.............................      (116)%        (53)%      (68)%
                                                                            =======     ========    =======

COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 2000

         REVENUES. Our revenues decreased from $29.8 million in 1999 to $25.3 million in 2000. During these two periods, recurring revenues accounted for approximately 73% and 65% of total revenues, respectively. Set-up fees accounted for approximately 15% and 24% of total revenues, respectively. Other nonrecurring revenues accounted for approximately 12% and 11% of total revenues, respectively. The decrease in revenues during these periods is attributed primarily to a decrease in deferred bank revenues recognized, bank set-up fee revenue and a decrease in software license fee revenues.

         COSTS OF PROCESSING, SERVICING AND SUPPORT. Costs of processing, servicing and support increased from $7.3 million in 1999 to $8.2 million in 2000. These costs were approximately 25% and 33% of total revenues, respectively, for these two periods. Costs of processing, servicing and support increased as a result of additional services and support functions necessary to support our anticipated growth. We anticipate that these costs will remain constant as our customer base expands.

         RESEARCH AND DEVELOPMENT. Research and development expense for the year ended December 31, 1999 was approximately $536,000. This expense represented approximately 2% of total revenues for this period. We incurred no similar expense for the year ended December 31, 2000.

         SALES AND MARKETING. Sales and marketing expenses decreased from $20.0 million in 1999 to $16.3 million in 2000. Sales and marketing expenses were approximately 67% and 64% of total revenues, respectively, during these two periods. The decrease in the dollar amount of these expenses is primarily the result of the decrease in the number of sales personnel, related business travel expenses, and recruiting expenses to attract new sales employees.

         EMPLOYEE TERMINATION COSTS. Employee termination costs decreased from $1.3 million in 1999 to $886,000 in 2000. These expenses represented approximately 4% of total revenues, during these two periods. In 1999, we recorded $1.3 million relating to severance benefits for two former employees. The severance benefits consisted of $1.0 million in cash payments and $234,000 related to the early vesting of previously unvested stock options. In 2000, this expense decreased due to smaller severance agreements for terminated employees.

         ACQUISITION EXPENSE. Acquisition expense for the year ended December 31, 1999 was approximately $2.3 million, all of which related to the acquisition of Forseon. This cost represented approximately 8% of total revenues for this period. We incurred no similar acquisition expense for the year ended December 31, 2000.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $10.9 million in 1999 to $15.0 million in 2000. These costs represented approximately 37% and 59% of total revenues, respectively, for these two periods. The increase in these expenses was primarily the result of amortization of expenses relating to acquisitions and the write down of Credit Collections Solutions and Imaging Institute assets. We anticipate that general and administrative expenses should decrease due to a reduction in one-time charges and the implementation of a formal budgetary process with improved controls.

         INTEREST INCOME, NET. We reported net interest income of $711,000 in 1999 and $1.1 million in 2000. Net interest income increased as a result of earnings on investments of cash proceeds received from our second public offering in June 1999.

         INCOME TAXES. As of December 31, 2000, we had net operating loss carry forwards ("NOLs") of approximately $40.5 million for federal tax purposes, which will expire if not utilized beginning 2011. Due to changes in our ownership structure, our use of NOLs as of October 1, 1997 of approximately $2.5 million will be limited to approximately $550,000 in any given year to offset future taxes. In addition, due to our acquisitions during 1998 and 1999, NOLs of approximately $5.3 million will be limited to approximately $1.6 million in any given year to offset future taxes. If we do not realize taxable income in excess of the limitation in future years, certain NOLs will be unrealizable.

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

         COSTS OF PROCESSING, SERVICING AND SUPPORT. Costs of processing, servicing and support increased from $4.3 million in 1998 to $7.3 million in 1999. These costs were approximately 24% and 25% of total revenues, respectively, for these two periods. Costs of processing, servicing and support increased as a result of additional services and support functions necessary to support our growth both through the acquisition of new customers and the acquisition of complementary businesses. We anticipate that these costs will continue to increase as our customer base expands.

         RESEARCH AND DEVELOPMENT. Research and development expenses decreased from $1.0 million in 1998 to $536,000 in 1999. Research and development expenses represented approximately 5% and 2% of total revenues, respectively, during these two periods. Research and development costs decreased in 1999 compared to 1998 as a result of our products reaching technological feasibility and being capitalized in accordance with SFAS 86. In addition, we did not incur significant costs to make our products year 2000 compliant because our products are currently designed to properly function through and beyond the year 2000.

         SALES AND MARKETING. Sales and marketing expenses increased from $13.4 million in 1998 to $20.0 million in 1999. Sales and marketing expenses were approximately 74% and 67% of total revenues, respectively, during these two periods. The increase in the dollar amount of these expenses in 1999 was primarily the result of a significant increase in the number of sales personnel in remote locations, related business travel expenses, recruiting expenses to attract new sales employees and increased costs for marketing materials used to recruit potential bank and business customers.

         STOCK COMPENSATION EXPENSE. Stock compensation expense was $6.3 million in 1998 and $145,000 in 1999. In the first quarter of 1998, we sold shares of common stock and issued options to acquire common stock at what management believed to be the fair market value of the common stock at that time. We retained an independent appraiser who subsequently valued the common stock at a higher price. We will record $725,000 of stock compensation expense over the five-year vesting period of the options.

         EMPLOYEE TERMINATION COSTS. Employee termination costs decreased from $2.3 million in 1998 to $1.3 million in 1999. These expenses represented approximately 13% and 4% of total revenues, respectively, during these two periods. In connection with the acquisition of Banking Solutions in December 1998, we recognized a one-time charge in the amount of $2.3 million relating to employee terminations that were not finalized at the date of the purchase. In 1999, we recorded $1.3 million relating to severance benefits for two former employees. The severance benefits consisted of $1.0 million in cash payments and $234,000 related to the early vesting of previously unvested stock options.

         ACQUISITION EXPENSE. Acquisition expense for the year ended December 31, 1999 was approximately $2.3 million, all of which related to the acquisition of Forseon. This cost represented approximately 8% of total revenues for this period. We incurred no similar acquisition expense for the year ended December 31, 1998.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $5.6 million in 1998 to $10.9 million in 1999. These costs represented approximately 31% and 37% of total revenues, respectively, for these two periods. The increase in these expenses was primarily the result of increases in the number of executive and administrative employees and expenses related to our growth, amortization expenses relating to acquisitions, write-offs of uncollectible accounts receivables, costs incurred for relocation to our new office facility and a one-time charge relating to a sublease agreement that was terminated early. We also incurred additional costs related to being a public company, including annual and other public reporting expenses, directors' and officers' liability insurance, investor relations programs and professional services fees.

         INTEREST INCOME, NET. We reported net interest income of $226,000 in 1998 and $711,000 in 1999. Net interest income increased as a result of earnings on investments of cash proceeds received from our initial public offering in August 1998 and our second public offering in June 1999.

         EXTRAORDINARY LOSS. We reported an extraordinary loss during 1998 resulting from the early extinguishment of debt in the amount of $476,000. The extraordinary loss was comprised of $218,000 unamortized discount on a promissory note and $258,000 deferred debt issuance costs. See note 5 of Notes to our consolidated financial statements. We incurred no similar extraordinary losses for the corresponding year ended December 31, 1999.

         CUMULATIVE EFFECT OF ACCOUNTING CHANGE. We reported a cumulative effect of an accounting change during 1999 in the amount of $3.2 million related to revenue recognition of initial set-up fees. In response to the issuance of the SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," we began recognizing all revenues from set-up fees on a deferred basis. The effect of this change in accounting principle was applied cumulatively as of the beginning of 1999.

         INCOME TAXES. As of December 31, 1999, we had net operating loss carry forwards ("NOLs") of approximately $27.3 million for federal tax purposes, which will expire if not utilized beginning 2011. Due to changes in our ownership structure, our use of our NOLs as of October 1, 1997 of approximately $2.5 million will be limited to approximately $550,000 in any given year to offset future taxes. In addition, due to our acquisitions during 1998 and 1999, NOLs of approximately $6.1 million will be limited to approximately $1.6 million in any given year to offset future taxes. If we do not realize taxable income in excess of the limitation in future years, certain NOLs will be unrealizable.

         During our short history, our operating results have varied significantly and are likely to fluctuate significantly in the future as a result of a combination of factors. See "Disclosure Regarding Forward-Looking Statements" at the end of this Item for a description of some of the important factors that may affect outcomes.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations primarily through sales of equity securities in private placements, our initial public offering, our second public offering and through credit facilities. During 1997, we received aggregate net proceeds of $3.5 million from the sale of common stock in private transactions. In March 1998, we received net proceeds of $1.5 million from the sale of Series A preferred stock in a private placement. In July 1998, we received net proceeds of approximately $27.0 million from the initial public offering of our common stock. In June 1999, we received net proceeds of approximately $32.6 million from a second public offering of our common stock and approximately $1.9 million from the sale of our Series B preferred stock in a private placement.

         In June 1999, we entered into a five-year capital lease obligation with Synovus Leasing Company to finance the purchase of office furniture and fixtures. The capital lease obligation of $633,000 includes interest of $122,000 or 8.75% of the principal. The amount of the minimum monthly lease obligation, consisting of principal and interest, is $11,000.

         In June 1999, we entered into a five-year capital lease obligation with NEC America, Inc. to finance the purchase of office telecommunications equipment. The capital lease obligation of $546,000 includes interest of $104,000 or 8.61% of the principal. The amount of the minimum monthly lease obligation, consisting of principal and interest, is $9,000.

         In August 1999, we entered into a five-year capital lease obligation with Synovus Leasing Company to finance the purchase of a generator. The capital lease obligation of $510,000 includes interest of $98,000, or 8.75%, of the principal. The amount of the minimum monthly lease obligation, consisting of principal and interest, is $8,500.

         Net cash used in operating activities was approximately $9.9 million in 1998, $9.8 million in 1999 and $9.0 million in 2000. Net cash used in operating activities during 1998 primarily represents (a) a $15.3 million net loss and (b) a $3.1 million increase in accounts receivable, partially offset by (c) $6.4 million in non-cash compensation expense and (d) $975,000 in accrued expenses. Net cash used in operating activities during 1999 primarily represents (a) a $15.6 million net loss, partially offset by (b) a $2.2 million increase in accounts receivable, (c) a $1.2 million increase in accounts payable and accrued expenses and (d) a $2.0 million increase in deferred revenue. Net cash used in operating activities during 2000 represents (a) a $17.0 million net loss, (b) a $1.2 million decrease in accounts payable, and (c) a $1.7 million decrease in deferred revenue. This cash use was offset by a $6.9 million non-cash depreciation and amortization charge and a $1.9 million decrease in accounts receivable.

         Net cash provided by (used in) investing activities was approximately ($13.0) million for 1998, ($12.1) million for 1999 and $1.4 million in 2000. Net cash used in investing activities during 1998 represents (a) an increase of $10.4 million to acquire Banking Solutions, Inc., (b) $1.9 million for the purchase of computer equipment and other capital equipment used in conducting our business, (c) $510,000 to acquire some of the assets and liabilities of Credit Collection Solutions, Inc. and (d) $170,000 in notes due from shareholders. Net cash used in investing activities during 1999 represents (a) an increase of $1.8 million of expenses related to acquisitions, (b) $1.1 million in notes due from shareholders, (c) $1.4 million for the purchase of short-term investments and (d) $7.9 million for the purchase of computer equipment and other capital equipment used in conducting our business. Net cash provided by investing activities in 2000 primarily represents a $1.1 million reduction in notes receivable primarily related to the write off of certain notes receivable and $848,000 provided by sales of short term investments.

         Net cash provided by (used in) financing activities was $33.3 million, $28.8 million and $(1.4) million for the years ended December 31, 1998, 1999 and 2000, respectively. Net cash provided by financing activities for 1998 consisted primarily of (a) $28.2 million of net proceeds received from sales of our common stock, (b) $1.5 million from the issuance of preferred stock, (c) $584,000 from the exercise of stock options and (d) $3.1 million of net proceeds from outstanding debt obligations. Net cash provided by financing activities for 1999 consisted primarily of (a) $35.0 million of proceeds from the issuance of securities, offset by (b) $5.4 million for the repayment of outstanding short-term debt obligations and (c) $391,000 related to stock option exercises and repurchases of common stock. Net cash used in financing activities for 2000 consisted primarily of (a) repurchase and retirement of $770,000 of stock issued in the Imaging Institute acquisition as contractually required, and (b) $652,000 of stock repurchases.

         On June 27, 2000, the Board of Directors authorized the repurchase of up to $3.0 million of our common stock in the open market at prevailing prices, subject to normal trading restrictions. There is no expiration date for the program. Under this program, we purchased 383,143 shares through December 31, 2000. As of December 31, 2000, 357,543 shares remain in treasury at a cost of $629,000. In January 2001, we purchased an additional 102,900 shares at a cost of $243,000.

RECENT ACCOUNTING STANDARDS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1999 and thereafter). SFAS No. 133 cannot be applied retroactively; it must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The adoption of SFAS No. 133 on January 1, 2001, did not to have a material impact on our financial statements.

         In response to the issuance of the SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," we began recognizing all revenues from set-up fees on a deferred basis. The effects of this change in accounting principle were applied cumulatively as of the beginning of 1999.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This Annual Report contains several "forward-looking statements" concerning our operations, performance, prospects, strategies and financial condition, including our future economic performance, intent, plans and objectives and the likelihood of success in developing and expanding our business. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond our control. Words such as "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan" and "estimate" are meant to identify such forward-looking statements.

         Actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause these results to differ materially include, but are not limited to:

         o whether our management team can attain our goals and improve our financial condition;

         o the possible negative impact of lawsuits on our stock price and ability to meet our sales and other business objectives;

         o the distraction of management's time and attention, increased legal and other costs, and other possible adverse effects on our business and operations if we again face a potential delisting from the Nasdaq National Market for failure to maintain the continued listing requirements;

         o        market acceptance of new products and services;

         o whether we will be able to achieve or maintain profitability or other desired results of operations; and

         o other factors discussed in this Annual Report and in our filings with SEC, including our registration statements on Form S-4 (No. 333-76493) as declared effective on June 10, 1999, and Form S-1 (No. 333-76659) declared effective on June 23, 1999, and the "Risk Factors" sections contained therein.

         In addition, the amount of revenue associated with particular set-up fees can vary significantly based upon the number of products used by customers for any particular period. We establish our expenditure levels for product development, sales and marketing and other operating revenue based, in large part, on our anticipated revenues. As a result, if revenues fall below expectations, operating results and net income are likely to be adversely and disproportionately affected because only a portion of our expense varies with revenues.

ITEM  7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in foreign currency exchange rates.

         Our short-term and long-term investments are deposited principally in a single financial institution with significant assets and consist of U.S. Treasury bills and notes with maturities of less than three years. We do not consider the interest rate risk for these investments to be material. In addition, we do not have any material outstanding borrowings and, therefore, we do not have a significant risk due to potential fluctuations in interest rates for loans at this time.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of Towne Services, including Towne Services' consolidated balance sheets as of December 31, 1999 and 2000 and consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2000, together with the report thereto of Arthur Andersen LLP dated February 16, 2001 and the schedule containing certain supporting information, are attached hereto as pages F-1 through F-26.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference from the Proxy Statement.

ITEM  13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference from the Proxy Statement.

                                     PART IV

ITEM  14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS

         The following consolidated financial statements of Towne Services, Inc. and its subsidiaries are filed as part of this Annual Report and are attached hereto as pages F-1 to F-26:

         Report of Independent Public Accountants

         Consolidated Balance Sheets of December 31, 1999 and 2000

         Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1999 and 2000

         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000

         Notes to Consolidated Financial Statements

(a)(2)  FINANCIAL STATEMENT SCHEDULES



                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                                       BEGINNING     CHARGED TO                     ENDING
DESCRIPTION                                             BALANCE        EXPENSE       DEDUCTIONS     BALANCE
-----------                                            ---------     ----------      ----------     -------

December 31, 1998 Allowance for Doubtful Accounts......    71,000       375,000           48,000     398,000
December 31, 1999 Allowance for Doubtful Accounts......   398,000     1,644,000        1,510,000     532,000
December 31, 2000 Allowance for Doubtful Accounts......   532,000     1,206,000        1,196,000     542,000

(a)(3)  EXHIBITS

EXHIBIT
NO.                                DESCRIPTION
-------                          ----------------

3.1        --     Amended and Restated Articles of Incorporation, as filed with the Secretary of State of the State of Georgia on July 29, 1998, as amended on June 11, 1999; December 20, 2000; and
                  January 19, 2001.

3.2        --     Amended and Restated Bylaws, effective May 19, 1998.**

3.3        --     Amendment to the Amended and Restated Bylaws, effective May
                  21, 1999.**

4.1        --     See Exhibits 3.1 through 3.3 for provisions of the Amended and
                  Restated Articles of Incorporation and Amended and Restated
                  Bylaws defining the rights of security holders.

10.1       --     1996 Stock Option Plan (including form of Stock Option
                  Agreement).*/+

10.2       --     1998 Stock Option Plan (including form of Stock Option
                  Agreement).*/+

10.3       --     Form of Non-Qualified Stock Option Agreement.*/+

10.4       --     Amended and Restated Director Stock Option Plan adopted March
                  22, 2000 by the Board of Directors and approved by the shareholders on April 26, 2000 (incorporated by reference to Appendix A to Towne's definitive Proxy Statement for its 2000
                  Annual Meeting filed on April 26, 2000). +

10.5       --     Form of Director Stock Option Agreement under Amended and
                  Restated Director Stock Option Plan. +

10.6       --     Employment Agreement by and between Towne Services, Inc. and
                  Lynn Boggs dated June 8, 2000 (incorporated by reference to
                  Towne's Quarterly Report on Form 10-Q filed on August 11,
                  2000). +

10.7       --     Employment Agreement by and between Towne Services, Inc. and
                  Henry M. Baroco dated February 9, 2001.+

10.8       --     Employment Agreement by and between Towne Service, Inc. and
                  Randall S. Vosler dated February 9, 2001.+

10.9       --     Amended and Restated Promissory Note dated April 24, 2000
                  issued to Towne Services, Inc. by Henry M. Baroco in the principal sum of $33,990.58 (incorporated by reference to Towne's Quarterly Report on Form 10-Q filed on August 11,
                  2000).

10.10      --     Amended and Restated Promissory Note dated April 24, 2000
                  issued to Towne Services, Inc. by Henry M. Baroco in the principal sum of $96,418.80 (incorporated by reference to Towne's Quarterly Report on Form 10-Q filed on August 11,
                  2000).

10.11      --     Promissory Note dated July 22, 1999 issued to Towne Services,
                  Inc. by Henry M. Baroco (incorporated by reference to Towne's
                  Annual Report on Form 10-K filed on March 22, 2000).

10.12      --     Amended and Restated Promissory Note dated April 24, 2000
                  issued to Towne Services, Inc. by Cleve B. Shultz in the principal sum of $50,000.00 (incorporated by reference to Towne's Quarterly Report on Form 10-Q filed on August 11,
                  2000).

10.13      --     Amended and Restated Promissory Note dated April 24, 2000
                  issued to Towne Services, Inc. by Bruce F. Lowthers, Jr. in the principal sum of $86,484.47 (incorporated by reference to Towne's Quarterly Report on Form 10-Q filed on August 11,
                  2000).

10.14      --     Form of Indemnification Agreement entered into between Towne
                  Services, Inc. and its directors and officers.*

10.15      --     Form of Towne Services, Inc. Bank Marketing Agreement.

10.16      --     Form of Towne Services, Inc. Retail Processing Agreement.

10.17      --     Form of Towne Services, Inc. Commercial Processing Agreement.

10.18      --     Form of CASH FLOW MANAGER Merchant Services Agreement
                  (incorporated by reference to the exhibits to Towne's Annual
                  Report on Form 10-K filed on March 26, 1999).

10.19      --     Form of CASH FLOW MANAGER License Agreement.

10.20      --     Form of Independent Bankers Bank General Marketing Agent
                  Agreement (incorporated by reference to the exhibits to Towne's Annual Report on Form 10-K filed on March 26, 1999).

10.21      --     Form of General Marketing Agent Agreement.*

10.22      --     Referral Agreement dated December 15, 1999 between Towne
                  Services Inc. and NOVA Information Systems, Inc. (incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K filed on March 21, 2000).

10.23      --     Master License Agreement dated December 8, 1999 between Towne
                  Services, Inc. and Trans Union LLC. (incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K filed on March 21, 2000).

10.24      --     Sublease Agreement by and among Technology Park/Atlanta, Inc.
                  and Towne Services, Inc. dated March 9, 1999 (incorporated by reference to Towne's Quarterly Report on Form 10-Q filed on May 7, 1999).

10.25      --     Stock Purchase Warrant by and between Towne Services Inc., and
                  Synovus Financial Corporation dated June 16, 1999
                  (incorporated by reference to Towne's Quarterly Report on Form
                  10-Q filed on August 16, 1999).

21.1       --     Subsidiaries of Towne Services, Inc.

23.1       --     Consent of Arthur Andersen LLP.

24.1       --     Power of Attorney (contained or the signature page hereof).


* Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (No. 333-53341) as declared effective by the SEC on July 30, 1998.

** Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (No. 333-76859) as declared effective by the SEC on June 23, 1999.

*** Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-4 (No. 333-76493) as declared effective by the SEC on June 10, 1999.

+ This agreement is a compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

(b)  REPORTS ON FORM 8-K

             Form 8-K filed on October 11, 2000. Current report under Item 5 reporting that we issued a press release announcing that the Nasdaq Stock Market had notified us that our common stock would be delisted from the Nasdaq National Market at the opening of business on January 9, 2001 if we failed to maintain a minimum bid price of $1.00 for a ten consecutive trading day period before January 8, 2001.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          Towne Services, Inc.


                                          By: /s/   G.  LYNN BOGGS
                                             -----------------------------------
                                                    G.  Lynn Boggs
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER

March 29, 2001

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

                 SIGNATURE                                    TITLE                                         DATE
                 ---------                                    -----                                         ----
    /s/         G. LYNN BOGGS                        Chairman of the Board and                            March 29, 2001
--------------------------------------------
                G. Lynn Boggs                        Chief Executive Officer
                                                     (principal executive officer)

    /s/       RANDALL S. VOSLER                      Senior Vice President, Chief Financial Officer       March 29, 2001
--------------------------------------------
              Randall S. Vosler                      (principal financial and accounting officer)

    /s/        HENRY M. BAROCO                       President, Chief Operating Officer and               March 29, 2001
--------------------------------------------
               Henry M. Baroco                       Director

    /s/        FRANK W. BROWN                        Director                                             March 29, 2001
--------------------------------------------
               Frank W. Brown

    /s/        JOHN W. COLLINS                       Director                                             March 29, 2001
--------------------------------------------
               John W. Collins

    /s/     RICHARDSON M. ROBERTS                    Director                                             March 29, 2001
--------------------------------------------
            Richardson M. Roberts

    /s/        JOE M. RODGERS                        Director                                             March 29, 2001
--------------------------------------------
               Joe M.  Rodgers



          SIGNATURE                                    TITLE                                            DATE
          ---------                                    -----                                           -----

    /s/    JOHN D. SCHNEIDER, JR.                    Director                                             March 29, 2001
--------------------------------------------
           John D. Schneider, Jr.

    /s/    J. DANIEL SPEIGHT, JR.                    Director                                             March 29, 2001
--------------------------------------------
           J. Daniel Speight, Jr.

    /s/        GLENN W. STURM                        Director                                             March 29, 2001
--------------------------------------------
               Glenn W. Sturm

    /s/       J. STEPHEN TURNER                      Director                                             March 29, 2001
--------------------------------------------
              J. Stephen Turner

    /s/       BAHRAM YUSEFZADEH                      Director                                             March 29, 2001
--------------------------------------------
              Bahram Yusefzadeh



                              TOWNE SERVICES, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1999 AND 2000

                                TABLE OF CONTENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                              F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 1999 and 2000          F-3

Consolidated Statements of Operations for the Years Ended

December 31, 1998, 1999 and 2000                                      F-4

Consolidated Statements of Shareholders' Equity for the Years

Ended December 31, 1998, 1999 and 2000                                F-5

Consolidated Statements of Cash Flows for the Years Ended

December 31, 1998, 1999 and 2000                                      F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Towne Services, Inc.:

    We have audited the accompanying consolidated balance sheets of TOWNE SERVICES, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1999 and 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Towne Services, Inc. and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

    As explained in Note 2 to the financial statements, effective January 1, 1999 the Company changed its method of accounting for initial set-up fees upon adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) of this Form 10-K is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia

February 16, 2001, except for Note 12, as to which the date is March 13, 2001

                              TOWNE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 2000

                                                                                          DECEMBER 31,              DECEMBER 31,
                                                                                              1999                       2000
                                                                                   ----------------------------------------------

                                     ASSETS


CURRENT ASSETS:
  Cash and cash equivalents                                                                        $ 20,981,000     $ 11,997,000
  Investments                                                                                         1,350,000          498,000
  Accounts receivable, net of allowance
     for uncollectible accounts of  $532,000 and $542,000
     at December 31, 1999 and December 31, 2000, respectively                                         5,289,000        2,137,000
  Notes receivable from employees                                                                       509,000           93,000
  Other                                                                                                 600,000          486,000
                                                                                   ----------------------------------------------
       Total current assets                                                                          28,729,000       15,211,000
                                                                                   ----------------------------------------------

PROPERTY AND EQUIPMENT, net                                                                          11,120,000        7,932,000
NOTES RECEIVABLE FROM EMPLOYEES                                                                         804,000          167,000
GOODWILL, net                                                                                        15,905,000       13,004,000
OTHER INTANGIBLES, net                                                                                1,034,000          689,000
OTHER ASSETS, net                                                                                       145,000          171,000
                                                                                   ----------------------------------------------
                                                                                                   $ 57,737,000     $ 37,174,000
                                                                                   ==============================================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                                  $ 1,516,000        $ 272,000
  Dividends payable                                                                                      94,000          254,000
  Accrued liabilities                                                                                 1,809,000        2,190,000
  Accrued compensation                                                                                  950,000        1,308,000
  Accrued termination costs                                                                             230,000          221,000
  Deferred Revenue                                                                                    2,207,000          499,000
  Current portion of long-term debt                                                                     231,000          270,000
                                                                                   ----------------------------------------------
     Total current liabilities                                                                        7,037,000        5,014,000
                                                                                   ----------------------------------------------

LONG TERM DEBT, NET OF CURRENT PORTION                                                                1,028,000          771,000

COMMITMENTS AND CONTINGENCIES (Note 9)

REDEEMABLE COMMON STOCK                                                                                 770,000                -

SHAREHOLDERS' EQUITY:
  Preferred stock, $100 par value; 20,000,000 shares authorized, 20,000
    issued and outstanding at December 31, 1999 and December 31, 2000                                 1,880,000        1,880,000
  Common stock, no par value; 50,000,000 shares authorized, 5,439,544 issued and outstanding December 31, 1999 and 5,497,864 shares issued and 5,140,321 outstanding
     at December 31, 2000                                                                            86,690,000       86,953,000
  Warrants outstanding                                                                                  161,000          161,000
  Accumulated deficit                                                                               (39,829,000)     (56,976,000)
  Less treasury stock, at cost, 357,543 shares at December 31, 2000                                           -         (629,000)
                                                                                   ----------------------------------------------
     Total shareholders' equity                                                                      48,902,000       31,389,000
                                                                                   ----------------------------------------------
                                                                                                   $ 57,737,000     $ 37,174,000
                                                                                   ==============================================


The accompanying notes are an integral part of these consolidated balance sheets.


                              TOWNE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                                              1998               1999               2000
                                                                         -----------------------------------------------------


REVENUES                                                                   $ 18,149,000       $ 29,774,000       $ 25,276,000
                                                                         -----------------------------------------------------

COSTS AND EXPENSES:
  Costs of processing, servicing, and support                                 4,302,000          7,338,000          8,228,000
  Research and development                                                    1,041,000            536,000                  -
  Sales and marketing                                                        13,389,000         20,014,000         16,268,000
  Stock compensation expense                                                  6,268,000            145,000             33,000
  Employee termination costs                                                  2,291,000          1,320,000            886,000
  Acquisition expense                                                                 -          2,343,000                  -
  General and administrative, net of stock compensation, employee
     terminations and acquisition expenses noted above                        5,569,000         10,947,000         14,999,000
                                                                         -----------------------------------------------------
     Total costs and expenses                                                32,860,000         42,643,000         40,414,000
                                                                         -----------------------------------------------------
OPERATING LOSS                                                              (14,711,000)       (12,869,000)       (15,138,000)
                                                                         -----------------------------------------------------

OTHER EXPENSES:
  Interest income, net                                                         (226,000)          (711,000)        (1,093,000)
  Other expense (income), net                                                    (6,000)             4,000          2,755,000
  Financing costs for stock issued to nonemployees                              323,000                  -                  -
                                                                         -----------------------------------------------------
     Total other (income) expenses                                               91,000           (707,000)         1,662,000
                                                                         -----------------------------------------------------

  Loss before provision (benefit) from income taxes, extraordinary loss
     and cumulative effect of an accounting change                          (14,802,000)       (12,162,000)       (16,800,000)
                                                                         -----------------------------------------------------

  Provision (benefit) for income taxes                                          (11,000)           222,000            187,000

  Loss before extraordinary item and cumulative effect of an accounting
     change                                                                 (14,791,000)       (12,384,000)       (16,987,000)
                                                                         -----------------------------------------------------

  Extraordinary loss on early extinguishment of debt                            476,000                  -                  -
  Cumulative effect of an accounting change                                           -          3,183,000                  -


NET LOSS                                                                  $ (15,267,000)     $ (15,567,000)     $ (16,987,000)
                                                                         =====================================================

PREFERRED STOCK DIVIDENDS                                                    (5,108,000)           (94,000)          (160,000)

ACCRETION OF WARRANTS WITH REDEMPTION  FEATURE                                 (692,000)                 -                  -

                                                                         -----------------------------------------------------
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                              $ (21,067,000)     $ (15,661,000)     $ (17,147,000)
                                                                         =====================================================

NETLOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS BEFORE
   EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF AN ACCOUNTING CHANGE:
Basic                                                                           $ (5.91)           $ (2.54)           $ (3.14)
                                                                         =====================================================
Diluted                                                                         $ (5.91)           $ (2.54)           $ (3.14)
                                                                         =====================================================
NET LOSS PER SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic                                                                           $ (6.04)           $ (3.19)           $ (3.14)
                                                                         =====================================================
Diluted                                                                         $ (6.04)           $ (3.19)           $ (3.14)
                                                                         =====================================================

Weighted Average Common Shares Outstanding                                    3,486,362          4,906,680          5,467,138
                                                                         =====================================================


The accompanying notes are an integral part of these consolidated statements.

                              TOWNE SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                                                                                                            TOTAL
                               PREFERRED STOCK             COMMON STOCK         TREASURY STOCK   WARRANTS  ACCUMULATED SHAREHOLDERS'
                              SHARES       AMOUNT      SHARES      AMOUNT                       OUTSTANDING    DEFICIT     EQUITY
                              ------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997          -   13,618,977   5,700,000            -       -          -    41,000   (3,019,000)   2,722,000
                              ------------------------------------------------------------------------------------------------------
Issuance of preferred stock    15,000    1,500,000           -            -       -          -         -            -    1,500,000
Issuance of common stock            -            -   1,052,308    5,532,000       -          -         -            -    5,532,000
Preferred stock
     dividend (Note 7)              -            -                5,100,000       -          -         -   (5,108,000)      (8,000)
Exercise of stock options           -            -     813,636      670,000       -          -         -            -      670,000
Employee compensation expense       -            -           -    2,275,000       -          -         -            -    2,275,000
Accretion of warrants with
   redemption feature               -            -           -      692,000       -          -         -     (692,000)           -
Conversion of preferred stock (15,000)  (1,500,000)  1,217,903    1,508,000       -          -         -            -        8,000
Conversion of
     outstanding warrants           -            -     308,982      255,000       -          -         -            -      255,000
Initial public offering
     transactions,
     net (Note 3)                   -            -   3,850,000   26,989,000       -          -         -            -   26,989,000
Issuance of comon shares for
  purchase of
  Banking Solution, Inc.            -            -     744,431    5,010,000       -          -         -            -    5,010,000
Repurchase of common stock          -            -     (39,205)           -       -          -         -      (82,000)     (82,000)
Change in value of redeemable
   common stock                     -            -           -     (210,000)      -          -         -            -     (210,000)
Net loss                            -            -           -            -       -          -         -  (15,267,000) (15,267,000)
                              ------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998          -            -  21,567,032   53,521,000       -          -    41,000  (24,168,000)  29,394,000
                              ======================================================================================================



Accrued preferred
    stock dividends                 -            -           -            -       -          -         -      (94,000)     (94,000)
Exercise of stock options           -            -     217,901       73,000       -          -         -            -       73,000
Employee compensation expense       -            -           -      379,000       -          -         -            -      379,000
Private Placement Offering     20,000    1,880,000           -            -       -          -   120,000            -    2,000,000
Secondary public offering
    transactions,
    net (Note 3)                    -            -   5,175,000   32,648,000       -          -         -            -   32,648,000
Issuance of redeemable common
  shares for purchase of
  Imaging Institute, Inc.           -            -      81,016            -       -          -         -            -            -
Conversion of redeemable
  common stock and impact
  of cashless exercise              -            -     156,773       69,000       -          -         -            -       69,000
Net loss                            -            -           -            -       -          -         -  (15,567,000) (15,567,000)
                              ------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999     20,000    1,880,000  27,197,722   86,690,000       -          -   161,000  (39,829,000)  48,902,000
                              ======================================================================================================

Accrued preferred
    stock dividends                 -            -           -            -       -          -         -     (160,000)    (160,000)
Exercise of stock options           -            -     387,693      243,000       -          -         -            -      243,000
Employee compensation expense       -            -           -       33,000       -          -         -            -       33,000
Repurchase and retirement of
    common shares for purchase
    of Imaging Institute, Inc       -            -     (81,016)           -       -          -         -            -            -
Issuance of common shares
    for Forseon ESOP                -            -      10,520        9,000       -          -         -            -        9,000
Common shares purchased
    and retired                     -            -     (25,600)     (22,000)      -          -         -            -      (22,000)
Five for one reverse
    stock spilt                     -            - (21,991,455)           -       -          -         -            -            -
Purchase of treasury stock          -            -           -            - 357,543   (629,000)        -            -     (629,000)
Net loss                            -            -           -            -       -          -         -  (16,987,000) (16,987,000)
                              ------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000     20,000  $ 1,880,000   5,497,864  $86,953,000 357,543 $ (629,000)$ 161,000 $(56,976,000)$ 31,389,000
                              ======================================================================================================


The accompanying notes are an integral part of these consolidated statements.

                              TOWNE SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1999 and 2000

                                                                                   1998              1999              2000
                                                                             ---------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss                                                                    $ (15,267,000)   $ (15,567,000)    $ (16,987,000)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
      Compensation expense recognized for stock option grants
          and employee termination agreements                                     6,353,000          379,000            33,000
      Financing Costs for stock issued to nonemployees                              323,000                -                 -
      Loss on disposal of property and equipment                                          -           86,000                 -
      Extraordinary loss on extinguishment of debt                                  476,000                -                 -
      Depreciation and amortization                                                 454,000        1,378,000         3,207,000
      Amortization of intangibles and goodwill                                      114,000        1,820,000         3,724,000
      Amortization of debt financing fees                                            14,000                -                 -
      Amortization of debt discount                                                  33,000                -                 -
      Provision for doubtful accounts                                               165,000        1,315,000         1,206,000
      Changes in operating assets and liabilities, net of assets acquired:
           Accounts receivable                                                   (3,087,000)      (2,220,000)        1,946,000
           Prepaid & Other Assets                                                  (234,000)        (366,000)           89,000
           Deferred tax benefit                                                     (17,000)         132,000                 -
           Accounts payable                                                        (459,000)       1,276,000        (1,243,000)
           Accrued liabilities                                                      551,000          482,000           381,000
           Accrued compensation                                                     (74,000)        (250,000)          358,000
           Deferred revenue                                                         226,000        1,981,000        (1,709,000)
           Accrued termination costs                                                498,000         (267,000)           (9,000)
                                                                             -------------------------------------------------
                   Total Adjustments                                              5,336,000        5,746,000         7,983,000
                                                                             -------------------------------------------------
                    Net cash used in operating activities                        (9,931,000)      (9,821,000)       (9,004,000)
                                                                             -------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Notes receivable from shareholders                                               (170,000)      (1,064,000)        1,053,000
  Purchase of short-term investments, net                                                 -       (1,350,000)          848,000
  Purchase of property and equipment, net                                        (1,941,000)      (7,906,000)           (9,000)
  Acquisitions, net of cash acquired                                            (10,861,000)      (1,764,000)         (475,000)
                                                                             -------------------------------------------------
                     Net cash (used in) provided by investing activities        (12,972,000)     (12,084,000)        1,417,000
                                                                             -------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                                           584,000           73,000           243,000
  Repayment of debt                                                              (2,520,000)      (5,431,000)         (228,000)
  Proceeds from short/long-term borrowings                                        5,633,000                -                 -
  Proceeds from issuance of preferred stock                                       1,500,000        1,880,000                 -
  Proceeds from warrants issued on preferred stock                                        -          120,000                 -
  Issuance of common stock for ESOP plan                                                  -                -             9,000
  Repurchase of redeemable common stock                                                   -                -          (770,000)
  Proceeds from issuance of common stock                                         28,206,000       32,648,000                 -
  Repurchase of common stock                                                        (83,000)        (464,000)         (651,000)
                                                                             -------------------------------------------------
                      Net cash provided by (used in) financing activities        33,320,000       28,826,000        (1,397,000)
                                                                             -------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                  10,417,000        6,921,000        (8,984,000)
CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD                                     3,643,000       14,060,000        20,981,000
                                                                             -------------------------------------------------
CASH AND CASH EQUIVALENTS ENDING OF PERIOD                                     $ 14,060,000     $ 20,981,000      $ 11,997,000
                                                                             =================================================
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes                                                     $     10,000     $    151,000      $    192,000
                                                                             =================================================
Cash paid for interest                                                         $    213,000     $     89,000      $     98,000
                                                                             =================================================
Acquisitions of property and equipment through capital leases                  $          -     $  1,360,000      $     11,000
                                                                             =================================================
ACQUISTIONS:
  Fair value of assets acquired                                                     414,000          168,000                 -
  Liabilities assumed                                                            (1,290,000)         (46,000)                -
  Value of common shares issued                                                  (5,010,000)        (770,000)                -


The accompanying notes are an integral part of these consolidated statements.

                              TOWNE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND BACKGROUND

         Towne Services, Inc. ("Towne Services" or the "Company") provides services and products that process sales and payment information and related financing transactions for businesses and banks in the United States. Towne Services delivers these services and products online via an electronic hub, or gateway, that links business and bank customers with the Company and other providers of products and services that can benefit these customers. Towne Services uses this electronic gateway to deliver a variety of business and management solutions using Internet and telecommunication connections. Towne Services also provides these solutions through its proprietary software housed at its clients' locations. The Company's primary business capabilities include a "virtual credit card" system that processes the in-house credit transactions of businesses and an automated receivables management system that allows banks to quickly finance the working capital needs of their business customers.

         The virtual credit card system processes the in-house credit transactions of businesses and includes an automated receivables management system that allows banks to quickly finance the working capital needs of their business customers. Towne Services' merchandise forecasting system processes sales and inventory transactions of businesses which allow business owners greater control over inventory levels and the ability to make better inventory purchase decisions, in an effort to improve cash flow and operating margins.

         The Company's automated asset management systems are TOWNE CREDIT(R), which processes consumer credit transactions for small and medium size businesses, TOWNE FINANCE(R) and CASHFLOW MANAGER(SM), which process business-to-business credit transactions for commercial businesses, and RMSA Merchandise Planning System, which processes sales and inventory transactions and provides merchandising information for specialty retail stores. Through the use of the Company's products and services, businesses can automate certain manual processes, accelerate cash flow, provide better customer service, reduce paperwork and shift many other administrative burdens to Towne Services.

         The Company has incurred significant losses in each year since it commenced operations. The Company had net losses of approximately $15.3 million, $15.6 million, and $17.0 million for the years ended December 31, 1998, 1999 and 2000, respectively. The Company expects that it will continue to incur net losses until it is able to attain sufficient revenues to support its business. The Company can provide no assurances as to when, if ever, this may occur.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements include the accounts of Towne Services and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

         The Company's revenues are generated primarily through initial set-up fees, recurring monthly transaction processing fees and software license fees. In response to the issuance of the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," the Company is required to recognize

                              TOWNE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revenues related to the initial set-up fees on a deferred basis over the estimated life of the contract terms and in the case of certain cancellation clauses and/or return guarantees, until the guarantee period is expired. Prior to the adoption of SAB No. 101, the Company recognized initial set-up fees upon the execution of the related contract or until the guarantee period expired. Transaction fees are recognized on a monthly basis as earned. Revenues related to software license fees are recognized in accordance with American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, "Software Revenue Recognition," ("SOP 97-2"), as amended. The Company also leases point of sale terminal equipment to certain customers under month-to-month operating leases. Such operating lease revenues are recognized on a monthly basis as earned.

CHANGES IN ACCOUNTING PRINCIPLES

         In response to the issuance of SAB No. 101, the Company began recognizing all revenues from set-up fees on a deferred basis. The effects of this change in accounting principle were applied cumulatively as of the beginning of 1999. The pro forma results of this adjustment for the year ended December 31, 1998 is as follows:

           Revenues.....................................................................  $  15,827,000
           Net loss attributable to common shareholders before extraordinary item.......    (22,913,000)
           Net loss attributable to common shareholders.................................    (23,389,000)
           Net loss attributable to common shareholders per common share, before
                extraordinary item......................................................          (6.57)
           Net loss attributable to common shareholders per common shares...............          (6.71)

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVESTMENTS

         The Company classifies all of its investments as trading securities. Unrealized gains and losses on trading securities have been reflected in other expenses, (income).

                              TOWNE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs that do not extend the useful lives of these assets are expensed as incurred. Depreciation is provided using the straight-line method for financial reporting. The detail of property and equipment at December 31, 1999 and 2000 is as follows:

                                                        1999             2000   USEFUL LIVES
                                                        ----             ----   ------------

             Furniture and fixtures..............$ 2,060,000      $2,212,000    Five - Seven years
             Automobiles  .......................     45,000          89,000    Three - Five years
             Computers and equipment.............  3,251,000       2,908,000    Three - Seven years
             Point-of-sale equipment.............  2,007,000       2,672,000    Three years
             Land................................    404,000         404,000         -
             Buildings...........................    931,000         931,000    Thirty years
             Leasehold improvements..............  1,171,000       1,198,000    Five - Nineteen years
             Computer software...................  4,509,000       3,549,000    Three - Five years
             Software  development costs.........    113,000               0    Three years
                                               -------------   -------------
                                                  14,491,000      13,963,000
             Less accumulated depreciation....... (3,371,000)     (6,031,000)
                                               --------------  --------------
                                                 $11,120,000      $7,932,000
                                               =============   =============

The Company leases point of sale equipment to its customers under operating lease agreements.

GOODWILL AND OTHER INTANGIBLES

         In connection with the purchase of certain assets of Credit Collection Solutions, Inc. ("CCS") (Note 4), the Company recorded goodwill in the amount of $440,000, which was originally being amortized over a period of 5 years. As explained in Note 4, the Company recorded a $240,000 goodwill impairment adjustment in December 2000.

         In connection with the purchase of Banking Solutions, Inc. ("BSI") (Note 4), the Company recorded goodwill in the amount of $14.6 million, which is being amortized over a period of 12 years. The Company allocated $1.1 million to BSI's customer list, which is being amortized over a period of 5 years.

         In connection with the purchase of Imaging Institute, Inc. (Note 4), the Company recorded goodwill in the amount of $1.9 million, which was originally being amortized over a period of 5 years. As explained in Note 4, the Company recorded a $1,376,000 goodwill impairment adjustment in December 2000.

LONG-LIVED ASSETS

         The Company periodically reviews the values assigned to long-lived assets, such as property and equipment and intangibles, to determine whether any impairments are other than temporary. The Company reviews the value of its long lived assets by calculating whether the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets as described in Note 4. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

         In 2000, the Company wrote-off approximately $2.7 million of software and consulting costs related to a processing system that the Company was no longer developing.

CAPITALIZED SOFTWARE COSTS

         Research and development expenses consist of salary related personnel costs, including costs for employee benefits, computer equipment and support services used in products necessary to deliver the Company's services. Research and development costs are expensed as incurred; however, the Company capitalizes certain research and development costs for

                              TOWNE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


products to be sold and marketed under SFAS No. 86, "Accounting for the Costs of Software to be Sold, Leased, or Otherwise Marketed," upon establishing technological feasibility, subject to a periodic assessment of recoverability based on expected future revenues. The Company capitalized approximately $113,000 at December 31, 1999. There were no capitalized costs related to research and development in 2000.

         The Company capitalizes costs incurred to develop software for internal use under SOP 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." Pursuant to SOP-98-1, costs are capitalized during the application development stage of the project. Costs incurred prior to the application development stage and costs to maintain are expensed as incurred.

COMPREHENSIVE INCOME (LOSS)

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting of comprehensive income in a company's financial statements. Comprehensive income (loss) includes all changes in a company's equity during the period that results from transactions and other economic events other than transactions with its stockholders. For the Company, comprehensive income (loss) equals net income (loss).

NET LOSS PER SHARE

         The Company calculates net loss per share in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per share is based on the weighted average number of shares outstanding. Diluted loss per share is based on the weighted average number of shares outstanding, and the dilutive effect of common stock equivalent shares issuable upon the exercise of stock options and warrants (using the treasury stock method.) Basic net loss per share was equivalent to diluted net loss per share for the years ended December 31, 1998, 1999, and 2000 because common equivalent shares from stock options and warrants have been excluded as their effect is antidilutive.

         On November 20, 2000, the Board of Directors announced a one-for-five reverse stock split of the Company's common stock. The reverse stock split was effected for all shareholders of record as of the close of business on December 20, 2000. All references to the number of shares and per share amounts in the Balance Sheets and Statements of Operations and the accompanying Notes to the Consolidated Financial Statements have been adjusted to reflect the split on a retroactive basis, unless otherwise indicated. Previously awarded stock options and any agreements payable in common stock have been adjusted to reflect the split.

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

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

                              TOWNE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

LOSS OF CUSTOMERS

         Customer attrition is a normal part of the electronic processing business. The Company has and will experience losses of customers due to attrition. Towne Services' written agreements with its customers generally provide that either party may terminate the agreement upon 30 to 60 days' notice for any reason. Consolidation in the financial services industry in the United States may result in fewer potential bank customers. In addition, the Company may elect not to process or continue processing for customers that experience financial difficulties or other problems.

PRODUCT RISKS

         Towne Services may be required to recall certain of its products if they are unable to perform their intended functions. Towne Services has not experienced any product recalls or product liability judgments or claims. However, a product liability judgment against Towne Services could negatively affect its business and financial results.

SEGMENT INFORMATION

         Towne's operations are organized along its product and services lines and include two segments - accounts receivable and inventory. The Company accounts for segment reporting under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

         The accounts receivable segment includes TOWNE CREDIT, TOWNE FINANCE, CASHFLOW MANAGER. These products and services are accounts receivable financing and cash management tools for the business market and, as credit solutions, also provide secure and profitable lending tools to the bank market.

         The inventory segment includes RMSA Merchandise Planning and The Charter System. These products revolve around the critical inventory management and related cash management aspects of the retail business markets.

         In 1999, the Company considered all operations as one business segment due to the acquisition and intended integration of the Forseon products and operations. In 2000, the Company reorganized its operations to segment the business based on the different products and services, recognizing that the substantive nature of the accounts receivable and inventory product groups were best served as separate segments from a management perspective. Accordingly, prior period segment information is not available. Additionally, no corporate overhead costs or interest are allocated to the Forseon (inventory) segment, but are all included in the accounts receivable segment costs.

                              TOWNE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table summarizes the financial information concerning Towne's reportable segments from continuing operations for the year ended December 31, 2000 (in thousands).

                        Accounts Receivable      Inventory        Total
 -------------------- ------------------------ -------------- --------------
      Revenues             $  13,414            $ 11,862      $  25,276
   Operating loss            (15,590)                452        (15,138)
    Total assets              34,288               2,886         37,174

TRADEMARKS AND OTHER PROPRIETARY RIGHTS

         Towne Services believes that its technologies, trademarks and other proprietary rights are important to its success. The Company attempts to protect itself through a combination of copyright law, trademark and trade secret laws, employee and third party confidentiality agreements and other methods. However, unauthorized parties may attempt to copy aspects of the Company's technology, products and services or to otherwise obtain and use information that the Company regards as proprietary, despite the Company's efforts to protect them. Third parties may claim that the Company's current or future products and services infringe the patent, copyright or trademark rights of such third parties. No assurance can be given that, if such actions or claims are brought, the Company will ultimately prevail. Any such claims, whether with or without merit, could be costly and time consuming, cause delays in introducing new or improved products and services, require Towne Services to enter royalty or licensing agreements or require Towne to discontinue using the challenged technology and could have a material adverse effect on the Company's business and financial results.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 to the beginning of the first quarter of the fiscal year beginning after June 15, 2000. In June 2000, SFAS 133 was amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement 133," to be adopted concurrently with SFAS 133. The adoption of this statement on January 1, 2001, did not have a material effect on the Company's financial statements.

3.  PUBLIC OFFERINGS

         In August 1998, we completed our initial public offering of our common stock. The total proceeds of the IPO, net of underwriting discounts and offering expenses, were approximately $27.0 million. We issued 770,000 shares of common stock (3,850,000 shares on a pre-split basis) at an offering price of $40.00 per share ($8.00 on a pre-split basis). After the IPO, we converted all outstanding shares of Series A Preferred Stock to 243,581 shares of common stock, and warrants for 61,796 shares of common stock were exercised.

         In June 1999, the Company completed a secondary pubic offering of 900,000 shares of common stock (4,500,000 on a pre-split basis) at an offering price to the public of $35.625 per share ($7.125 on a pre-split basis), and on July 20, 1999, the Company sold 135,000 shares of common stock (675,000 shares on a pre-split basis) pursuant to an underwriters' over-

                              TOWNE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

allotment provision in connection with this public offering. The total proceeds from the public offering, net of underwriting discounts and offering expenses, were approximately $32.6 million.

4.  ACQUISITIONS

         In June 1998, the Company acquired certain assets and liabilities of Credit Collection Solutions, Inc. ("CCS") for approximately $510,000 cash and the issuance of up to 20,000 shares of the Company's common stock if specified sales levels of CollectionWorks Software are achieved. These sales levels were not achieved. CCS is a developer of computer software for processing payments and tracking collections. In connection with the purchase of CCS, the Company has recorded goodwill in the amount of $440,000, which is being amortized over a period of 5 years. This amount includes $200,000 that was originally recognized as purchased in-process development at the time of the acquisition.

         In November 2000, the Company elected to dispose of all the assets of CCS. Accordingly, the Company recorded a writedown of CCS assets to their net realizable value in anticipation of a future sale. This writedown totaled $763,000 and consisted of a goodwill impairment of $240,000, accounts receivable write off of $237,000, and a note receivable write off of $286,000. On January 31, 2001, the assets and liabilities of CCS were sold to the former owner for $425,000 through a combination of cash and a note receivable.

         In December 1998, the Company acquired the outstanding stock of Banking Solutions, Inc. ("BSI") for approximately $14.9 million in cash and stock. In connection with the acquisition of Banking Solutions, the Company issued 148,886 shares of Towne's common stock at $33.65 per share. The Company paid the remainder of the purchase price in cash. BSI is a developer and provider of a transaction processing system, CASHFLOW MANAGER, an accounts receivable financing program similar to the TOWNE FINANCE product. The Company recorded this transaction using the purchase method of accounting. The Company has allocated goodwill in the amount of $14.6 million, which is being amortized over a period of 12 years. The Company has recorded $1.1 million to an intangible asset for BSI's customer list, which is being amortized over a period of 5 years. The Company recognized a one-time charge in the amount of $2.3 million consisting of $1.8 million in cash and $0.5 million in stock in December 1998 related to employee terminations which were not identified at the date of purchase. BSI's operations have been included in the operations of the Company since acquisition.

         In June 1999, the Company acquired Forseon Corporation ("Forseon"), a company based in Riverside, California. Forseon provides products and services for retail businesses that process inventory, accounts receivable and point of sale transaction information and generate merchandise forecasts and management reports. Towne issued a total of 415,069 shares of its common stock in exchange for all outstanding stock and options to acquire stock in Forseon. The merger was accounted for as a pooling of interests. The Company incurred approximately $2.3 million in expenses related to the acquisition of Forseon.

         On July 20, 1999, the Company acquired all of the issued and outstanding stock of Imaging Institute, Inc., a Bloomington, Minnesota-based company, for approximately $1.2 million cash and the issuance of 16,203 shares of the Company's common stock. Imaging Institute's main products include AUGUSTA and EzVIEW VAULT(TM), which offer unique and functional document imaging and archiving solutions tailored for small to medium size businesses. In connection with the purchase of Imaging Institute, the Company has recorded goodwill in the amount of $1.9 million, which is being amortized over a five-year period. In December 2000, the Company performed an undiscounted cash flow analysis on the goodwill from Imaging Institute. Based on anticipated sales of Imaging Institute products, which are primarily sold with CollectionWorks software, it was determined that the carrying value of the goodwill was impaired and the Company recorded a $1,376,000 goodwill impairment adjustment.

                              TOWNE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Pro forma financial information as if the acquisitions had occurred at the beginning of the respective periods during which they occurred would be as follows:

                                                             1998          1999
                                                             ----          ----
         Revenues....................................       $26,568,724   $29,981,455
         Net loss before extraordinary item..........       (15,706,623)  (12,545,815)
         Net loss....................................       (16,182,863)  (15,728,659)
         Net loss attributable to common shareholders       (21,982,834)  (15,823,165)

         Net loss attributable per common share......             (6.00)        (3.20)


5.  LONG-TERM DEBT

    Long-term debt consists of the following at December 31, 1999 and 2000:

                                                                                       1999           2000
                                                                                       ----           ----
                         Lease payable to Synovus Leasing Company, monthly
                         principal and interest payments of approximately
                         $11,000, average interest rate of 8.75%, due June 24,
                         2004................................................       $   470,000     $ 386,000

                         Lease payable to NEC America, Inc., monthly principal
                         and interest payments of approximately $9,000, average
                         interest rate of 8.61%, due July 22, 2004...                   400,000       329,000

                         Lease payable to Synovus Leasing Company, monthly
                         principal and interest payments of approximately
                         $8,500, average interest rate of 8.75%, due August
                         15, 2004............................................           389,000       315,000

                         Lease payable to NEC America, Inc., monthly principal
                         and interest payments of approximately $300, average
                         interest rate of 8.61%, due May 25, 2004............                 -        11,000
                                                                                   ------------     ---------
                                                                                      1,259,000     1,041,000

                         Less current portion................................          (231,000)     (270,000)
                                                                                   ------------     ---------

                               Long-term debt                                      $  1,028,000     $ 771,000
                                                                                   ============     =========


         The aggregate annual maturities for long-term debt in fiscal years subsequent December 31, 2000 are as follows:

                            2001..............          $ 270,000
                            2002..............            285,000
                            2003..............            311,000
                            2004..............            175,000
                                                     -------------
                                                       $1,041,000
                                                     =============

         In August 1998, the Company repaid all of its then current and long-term debt obligations then outstanding using proceeds of the initial public offering. This resulted in an extraordinary one-time charge to net income of $476,000, which is comprised of $218,000 unamortized discount on a note payable to Sirrom Investments, Inc. and $258,000 deferred debt issuance costs.

         As of December 31, 2000, the Company had $1,139,000 of equipment capitalized under leases, which is used as collateral for leases.

                              TOWNE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  INCOME TAXES

    The following is a reconciliation of income taxes at the federal statutory rate with income taxes recorded by the Company for the years ended December 31, 1998, 1999 and 2000:

                                                       1998               1999            2000
                                                    -----------       ------------    ------------
           Income tax benefit computed
              at the federal statutory rate         $  5,195,000      $ 5,217,000    $   5,775,000
           State income tax benefit,
             net of federal income tax benefit           611,000          614,000          628,000
           Effect of change in
           accounting            principle                    --       (1,202,000)              --
           Permanent amortization difference                  --               --        1,330,000
           Other, net....................                (94,000)        (214,000)        (390,000)
           Change in valuation allowance.             (5,701,000)      (4,637,000)      (4,870,000)
                                                  --------------    -------------   --------------
                                                   $      11,000    $    (222,000)   $    (187,000)
                                                  ==============   ==============   ==============

         Deferred income tax assets and liabilities for 1998, 1999 and 2000 reflect the impact of temporary differences between the amounts of assets and liabilities for financial reporting and income tax reporting purposes. Temporary differences that give rise to deferred tax assets and liabilities at December 31, 1998, 1999 and 2000 are as follows:

                                                         1998            1999             2000
                                                     ------------    ------------     -----------
             Deferred tax assets:
               Deferred revenues                     $    16,000     $    796,000     $     923,000
               Amortization of intangibles                      --        415,000            97,000
               Deferred compensation                     132,000           94,000                --
               Accounts receivable reserves              153,000          200,000           210,000
               Other                                      70,000          131,000           190,000
               AMT carryforwards                          15,000               --                --
               Net operating loss carryforwards        6,714,000       10,289,000        15,284,000
                                                     -----------     ------------     -------------

            Deferred tax assets                        7,100,000       11,925,000        16,704,000

            Deferred tax liability:
               Depreciation                              (91,000)        (411,000)         (320,000)
                                                     -----------     ------------     --------------
                                                       7,009,000       11,514,000        16,384,000
            Valuation allowance                       (6,877,000)     (11,514,000)      (16,384,000)
                                                     -----------     ------------     --------------
               Net deferred tax asset                $   132,000     $          0     $           0
                                                     ===========     ============     =============


         Due to the Company's current year operating loss position, no benefit for income taxes for the year ended December 31, 2000 has been provided in the accompanying financial statements, as management has not determined it is more likely than not that such benefits will be realized.

         At December 31, 2000, the Company had net operating loss carryforwards ("NOLs") of approximately $40.5 million which will expire if not utilized beginning in 2011. Due to changes in the Company's ownership structure, the Company's use of its NOLs as of October 1, 1997 of approximately $2.5 million will be limited to approximately $550,000 in any given year to offset future taxes. In addition, due to the Company's acquisitions during 1998 and 1999, NOLs of approximately $5.3 million will be limited to approximately $1.6 million in any give year to offset future taxes. If the Company does not realize taxable income in excess of the limitation in future years, certain NOLs will be unrealizable.

                              TOWNE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.  SHAREHOLDERS' EQUITY

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

         In July 1998, the IPO was declared effective by the Securities and Exchange Commission (Note 3) and all outstanding shares of Series A Preferred Stock were converted to 243,581 shares of common stock at a conversion price of $6.25 per share. The Company recorded $5.1 million as a preferred stock dividend for the difference between the estimated fair market value of the common stock at the date of the issuance and the conversion price.

         In June 1999, the Company sold 20,000 shares of Series B Preferred Stock and issued a warrant to purchase 6,000 shares of the Company's common stock to Synovus Financial Corporation for $2,000,000. The shares are convertible into common stock at a conversion price equal to $45.40. The Series B Preferred Stock is redeemable at any time on or after June 30, 2002 at the option of the Company for cash, in whole or part, on at least 10 business days but not more than 90 calendar days' notice. The Company allocated $1.8 million and $120,000 to the preferred stock and warrants, respectively, based on the relative fair value at the date of issuance.

         The holders of the Series B Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared by the Board of Directors out of any funds legally available therefore at the rate of $2.00 per share of Series B Preferred Stock per quarter. Dividends are payable quarterly on March 31, June 30, September 30 and December 31 in each year. Dividends accrue on each share of Series B Preferred Stock beginning June 1999 and accrue from day to day, whether or not earned or declared and whether or not there are funds legally available for the payment of such dividends. Any accumulation of dividends on the Series B Preferred Stock does not bear interest. The accrued balance of Series B Preferred Stock dividends is $254,000 at December 31, 2000.

COMMON STOCK

         In February 1998, the Company sold 15,200 shares of common stock to third parties at $6.25 per share. The Company recorded $323,000 as financing costs for stock issued to nonemployees for the difference between the sale price to these third parties and the estimated fair market value on the date of sale.

         In October 1998, the Company issued 6,645 shares of common stock at $28.125 per share as an incentive compensation to employees for achieving performance expectations established in the second quarter of 1998.

         In connection with the acquisition of BSI (Note 4), Towne issued 148,886 shares of restricted common stock of the Company at $33.65 per share.

         In connection with the acquisition of Forseon (Note 4), Towne issued a total of 415,069 shares of its common stock in exchange for all outstanding stock and options to acquire stock in Forseon. The merger was accounted for as a pooling of interests. In June 2000, the Company issued 10,520 shares to meet certain merger requirements related to the Forseon ESOP Plan.

         In connection with the acquisition of Imaging Institute (Note 4), the Company issued 16,203 shares of the common stock at $47.50 per share. These shares were subject to redemption and were classified as redeemable common stock at

                              TOWNE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999. In 2000, the Company redeemed these shares for $770,000 cash. Subsequent to the redemption, these shares were retired.

STOCK SALE TO EMPLOYEES

         In February 1998, the board of directors authorized the sale of the Company's common stock to all employees of the Company for approximately $5.95 per share. The stock sale was available through March 6, 1998, and employees purchased 188,617 shares. The Company recorded $3.8 million as compensation expense for the difference between the sales price to employees and the estimated fair market value at the date of sale.

TREASURY STOCK

         On June 27, 2000, the Board of Directors authorized the repurchase of up to $3.0 million of our common stock in the open market at prevailing prices, subject to normal trading restrictions. There is no expiration date for the program. Under this program, we purchased 383,143 shares through December 31, 2000. As of December 31, 2000, 357,543 shares remain in treasury at a cost of $629,000. In January 2001, we purchased an additional 102,900 shares at a cost of $243,000.

1996 STOCK OPTION PLAN

         In November 1996, the Company adopted the Towne Services, Inc. 1996 Stock Option Plan. As of December 31, 2000, options to acquire 418,000 shares had been authorized for issuance and options to acquire 301,640 shares were outstanding. All of these options were issued at the fair market value of the common stock as determined by the Board of Directors. Effective May 19, 1998, the Company decided not to issue any additional options under this plan.

1998 STOCK OPTION PLAN

         In May 1998, the Company adopted the Towne Services, Inc. 1998 Stock Option Plan. The 1998 plan advances the interests of Towne and its subsidiaries by giving eligible employees, directors, key consultants and advisors an opportunity to acquire or increase their proprietary interests in the Company. This gives them an incentive to achieve the Company's objectives by allowing them to participate in its success and growth.

         Awards under the plan can be incentive stock options, non-qualified stock options or restricted stock. The Compensation and Stock Option Committee of the Board of Directors grants these awards. This committee must have at least two non-employee independent directors. This committee generally has discretion to determine the terms of an option grant, within limitations, including the following for any option intended to be an incentive stock option under the Internal Revenue Code:

        o the number of shares subject to options granted to a person in a year may not exceed 100,000 shares;
        o if the option is granted to a shareholder holding more than 10% of the combined voting power of all classes of stock, the option price per share may not be less than 110% of the fair market value of such share at the time of grant; and
        o the term of the option may not exceed 10 years, or 5 years if granted to a shareholder owning more than 10% of the total combined voting power of all classes of stock.

         When it was adopted, the 1998 plan provided that no more than 400,000 (2,000,000 shares on a pre-split basis) may be subject to outstanding options. This number automatically increases on January 1 of each year by the lesser of three percent of the number of shares outstanding on the preceding trading day or 100,000 shares. Accordingly, as of December 31, 2000, there were 600,000 shares available for grant under the 1998 plan. At December 31, 2000, there were 253,164 options outstanding under the 1998 plan.

                              TOWNE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The Board of Directors without the consent of the shareholders may amend the 1998 plan. However, an amendment, although effective when made, will be subject to shareholder approval within one year after approval by the Board if it does any of the following:

        o increases the total number of shares issuable pursuant to incentive stock options;
        o changes the class of employees eligible to receive incentive stock options that may participate; or
        o otherwise materially increases the benefits to recipients of incentive stock options.

AMENDED AND RESTATED DIRECTOR STOCK OPTION PLAN

         The Company also has a stock option plan for non-employee directors of the Company (the "Director Plan") that provides for the issuance of options to purchase up to 60,000 shares of the Company's common stock. The options are non-qualified stock options, or stock options which are not incentive stock options as defined in Section 422 of the Internal Revenue Code. The options generally vest immediately, but directors are prohibited from disposing of any shares acquired by exercise for at least six months after the date of grant. Options granted under the Director Plan generally expire five years from the date of grant. Under the plan, the number of shares available for issuance will increase automatically on January 1 of each year by the lesser of 10,000 shares or an amount equal to 1% of the total number of shares of common stock outstanding on the last trading day before January 1, but not above 100,000 shares in total.

         The plan provides for automatic non-qualified stock option grants to non-employee directors in the following amounts on the occurrence of the following events:

        o 6,000 options on the date of initial election as a director of Towne Services or a subsidiary;
        o 2,000 options on January 1 of each calendar year for service as a non-employee director during that year; and
        o 1,000 options on January 1 of each calendar year for service on each committee of the Board of Directors on which the director will serve during that year.

         All options granted will be evidenced by an option agreement between Towne and the optionee. Other than these automatic grants of options, no other options will be granted under the plan to directors of Towne. However, the Board of Directors, as administrator of the plan, may grant options under the plan to directors of subsidiaries who are not directors of Towne.

OPTIONS

         In September 1997, the board of directors granted options to purchase 20,000 shares of common stock outside the Plan to a member of the board of directors. These options vested immediately and have an exercise price of $5.00 per share. No compensation expense was recorded for these options, as the option price was established at the estimated fair market value of the common stock at the date of grant.

         The Company granted options to purchase 22,200 and 12,000 shares of common stock at $6.25 per share to key employees in January 1998 and February 1998, respectively. These options vest 20% per year beginning upon the first anniversary of the date of grant. The Company will record $726,750 of compensation expense over the five-year period of the options for the difference between the exercise price and the estimated fair market value on the date of grant.

         In February 1998, the board of directors approved an amendment to the vesting period for options to purchase 79,400 shares of common stock granted during 1996 and 1997 to nonemployee directors from a five year vesting period to immediate vesting. As of the date of the amendment, options to purchase 30,000 of these shares were already vested. As this change in vesting period created a new measurement date, the Company recorded compensation expense of $1.9 million for the difference between the original exercise price and the estimated fair market value on the date the options were amended.

                              TOWNE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In February 1998, the board of directors granted options to purchase 4,000 shares of common stock to each nonemployee director, and options to purchase 6,000 shares of common stock to a new nonemployee director. These options vested immediately and have an exercise price of $6.25 per share. The Company has recorded $978,000 as compensation expense for the difference between the exercise price and the estimated fair market value on the date of grant.

         In May 1998, the board of directors granted options to certain board members and key employees to purchase 119,000 shares of common stock. These options vested immediately and have an option price of $36 per share. Options to purchase 34,000 shares expire on May 2003, and the remaining options to purchase 85,000 shares expire in May 2008. All of these options vested immediately. The Company did not record any compensation expense related to these grants as the option price represented the estimated fair value of the Company's common stock at the date of grant.

         In August 1999, the board granted options to purchase 2,000 shares to two non-employee directors in consideration for their service on a subcommittee formed to search for a new CEO and assist in the management transition. All of these options vested immediately and had an exercise price of $20.95. No compensation was recorded for these options, as the price was established at the estimated fair value of the common stock at the date of grant.

         In September 1999, the board of directors granted Incentive Stock Options ("ISO's") to employees to purchase 34,400 shares of common stock. These options vest at 33% per year beginning in September 2000 and have an exercise price of $19.20 per share.

         In November 1999, the board of directors granted ISO's to certain sales employees to purchase 32,050 shares of common stock. Of the 32,050 options granted, 12,000 of these options vest at 50% per year beginning in November 2000, and the remaining 20,050 options vest at 100% beginning in November 2000. All options have an exercise price of $12.95 per share.

         In November 1999, the board of directors granted options to non-employee board members to purchase an aggregate of 1,368 shares of common stock as compensation for their services performed during 1999. All of these options vested immediately and have an option price of $16.90 per share. The Company did not record any compensation expense related to these grants as the option price represented the estimated fair value of the Company's common stock at the date of grant.

         In 1999, we recognized approximately $234,000 for severance benefits relating to unvested stock options issued and outstanding for two former key employees.

         In January 2000, the non-employee board members were automatically granted options to purchase an aggregate of 31,000 shares of common stock pursuant to the Director Stock Plan. All of these options vested immediately and have an option exercise price of $18.28. The Company did not record any compensation expense related to these grants as the option price represented the estimated fair value of the Company's common stock at the date of grant.

                              TOWNE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Stock option activity for the years ended December 31, 1998, 1999 and 2000 is as follows:

                                                      NUMBER OF         WEIGHTED
                                                         SHARES          AVERAGE
                                                     SUBJECT TO   EXERCISE PRICE
                                                        OPTIONS        PER SHARE
                                                     ----------   --------------

Options outstanding at December 31, 1997                743,296      $      3.20
Granted                                                 255,051            24.40
Canceled                                                (11,290)            7.25
Exercised                                              (174,489)            4.20
                                                      --------              ----
Options outstanding at December 31, 1998                812,568      $      9.35
Granted                                                 167,418            17.45
Canceled                                                 (6,684)           24.70
Exercised                                               (97,741)            5.50
                                                       -------              ----
Options outstanding at December 31, 1999                875,561      $     14.35
Granted                                                 226,933            11.20
Canceled                                               (176,100)           18.25
Exercised                                               (77,539)            6.50
                                                       --------             ----
Options outstanding at December 31, 2000                848,855      $     16.85
                                                        =======            =====

Exercisable at December 31, 1998                        674,849
                                                        =======
Exercisable at December 31, 1999                        663,561
                                                        =======
Exercisable at December 31, 2000                        636,022
                                                        =======

         The following table sets forth the range of exercise prices, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date at December 31, 2000:

                                                                         WEIGHTED
                                                                         AVERAGE
                            OPTIONS OUTSTANDING                         REMAINING           OPTIONS EXERCISABLE
                          RANGE OF         NUMBER        WEIGHTED      CONTRACTUAL       NUMBER          WEIGHTED
                      EXERCISE PRICES     OF SHARES    AVERAGE PRICE       LIFE         OF SHARES      AVERAGE PRICE
                      ---------------     --------     -------------   ------------     ---------      -------------

                      $1.50-$2.50         301,640         $2.35           4.88         298,120           $2.40
                      $3.00-$5.03         164,643          4.35           6.25         113,490            4.20
                            $6.25          17,200          6.25           6.23          17,200            6.25
                      $10.00-$23.45       175,051         16.65           8.03          41,831           17.50
                      $27.50-$33.75        13,100         28.90           7.00           9,100           30.30
                      $35.00-$38.75        97,221         37.15           6.50          93,881           37.55
                      $39.40-$45.63        80,000         40.80           7.48          62,400           42.80
                                           ------                                   ----------
                           Total          848,855        $16.85                        636,022          $18.70
                                          =======                                   ==========

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

                              TOWNE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The Company has elected to account for its stock-based compensation plan under APB No. 25. For options issued in 1998, 1999, and 2000, the Company has determined the fair value using the Black-Scholes pricing method. The Company used the following weighted average assumptions for grants in 1998, 1999, and 2000:

                               1998                1999                  2000
                               ----                ----                  ----
Risk-free interest rate    4.6% to 5.6%        4.7% to 6.4%         6.32% to 6.82%
Expected dividend yield        0.0%                0.0%                  0.0%
Expected lives........      Five years      Four to Five Years   Three to Five years
Expected volatility...         55%                 92%                   125%

         The total value of the options granted during the years ended December 31, 1998, 1999 and 2000 were computed as approximately $3.2 million, $3.1 million and $1.2 million, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these options in accordance with SFAS No. 123, the Company's reported pro forma net loss and pro forma net loss per share for the years ended December 31, 1998, 1999 and 2000 would have increased to the following pro forma amounts:

                                                   1998             1999              2000
                                                -------------     ------------     ---------
   Net loss attributable to
      common shareholders:
        As reported.....................    $(21,067,000)    $(15,661,000)    $(17,147,000)
        Pro forma.......................     (23,479,000)     (17,233,000)     (18,747,000)
      Basic:
        As reported.....................           (6.04)           (3.19)           (3.14)
        Pro forma.......................           (6.74)           (3.51)           (3.43)
      Diluted:
        As reported.....................           (6.04)           (3.19)           (3.14)

        Pro forma.......................           (6.74)           (3.51)           (3.43)


WARRANTS

         In October 1997, the Company issued warrants to certain principals of Rodgers Capital Corporation in connection with services performed by Rodgers Capital Corporation to assist the Company in securing a marketing agreement with a third party. These warrants allow the holders to purchase 15,000 shares of common stock for $5.00 per share. The warrants vested immediately and expire in 2002. The Company has recorded $41,000, the estimated fair value of these warrants at the date of issuance using the minimum value method under SFAS No. 123, as warrants outstanding on the accompanying balance sheet.

         In connection with the issuance of the Series B Preferred Stock, the Company issued a warrant to purchase 6,000 shares of the Company's common stock for $45.40 per share and is exercisable beginning 12 months after the issue date. The term of the warrant is 5 years. The Company allocated $120,000 to the warrant based on the relative fair value of the warrant using the Black-Scholes pricing method.

                              TOWNE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  EMPLOYEE BENEFIT PLANS

         On January 1, 1997, Forseon adopted a 401(k) defined contribution plan covering employees 21 years of age with at least six months of employment with Forseon. Employees may contribute between 2% and 15% of their pay, with a maximum annual contribution of $10,000. Forseon contributes in cash amounts equal to 25% of employee's contribution up to 6% of the employee's pay. The amount expensed for Forseon's match provision of this plan was $78,000 and $32,000 for the years ended December 31, 1998 and 1999, respectively. As a result of the merger with the Company, contributions to this plan ceased on August 15, 1999. Effective August 31, 1999, employees of Forseon Corporation began participating in the Company's 401(k) defined contribution plan.

         On January 1, 1999, the Company adopted a 401(k) defined contribution plan covering employees 18 years of age with at least one month of employment with the Company. Employees may contribute between 1% and 15% of their pay, with a maximum annual contribution of $10,500. The Company contributes in cash amounts equal to 25% of employee's contribution up to 6% of the employee's pay. Company matching contributions vest 20% per year beginning in the second year of employment. The amount expensed for the Company match provision of this plan was $87,000 and $164,000 for the years ended December 31, 1999 and 2000, respectively.

9.  COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

         Except for the two lawsuits described below, the Company is not a party to, and none of its material properties is subject to, any material litigation other than routine litigation incidental to its business.

         1. IN RE TOWNE SERVICES, INC./SECURITIES LITIGATION; Case No. 1:99-CV-2641-BBM; filed in U.S. District Court, Northern District of Georgia on January 31, 2001. Before being combined into one lawsuit as explained below, this lawsuit was previously known prior to consolidation as (a) THOMAS J. GOLAB
V. TOWNE SERVICES, INC., DREW W. EDWARDS, HENRY M. BAROCO, AND BRUCE F. LOWTHERS; Case No. 1:99-CV-2641-JTC; filed in U.S. District Court, Northern District Court of Georgia, on October 12, 1999; and (b) JAMES E. BOLEN V. TOWNE SERVICES, INC., DREW W. EDWARDS, HENRY M. BAROCO, AND BRUCE F. LOWTHERS; Case No. 1:99-CV-3067; filed in U.S. District Court, Northern District of Georgia, on November 24, 1999.

         The two original suits are purported securities class actions brought by the named individual shareholders against the Company, two of its former officers and a current officer. No class has yet been certified. The complaints allege, among other things, that Towne Services should have disclosed in the prospectus used for its secondary public offering in June 1999 that it allegedly experienced serious problems with its network infrastructure and processing facilities during the move of its corporate headquarters in June 1999, and that these problems allegedly led to a higher than usual number of customers terminating their contracts during the second quarter. The complaints seek an unspecified awards of damages. The court recently granted a motion to consolidate the GOLAB and BOLEN cases and the plaintiffs have filed an amended complaint. This amended complaint combines the claims in the GOLAB and BOLEN cases. The Company has filed a motion to dismiss for failure to state a claim. Discovery has not yet commenced and will be stayed pending the court's ruling on the motion to dismiss. The Company believes that the allegations in the complaints are without merit and intends to defend the lawsuits vigorously. The Company's directors and officers liability insurance carrier is presently providing a defense under a reservation of rights.

         2. EDWARD H. SULLIVAN, JR. AND LISA SULLIVAN V. TOWNE SERVICES, INC., TOWNE SERVICES, INC., AS THE SUCCESSOR TO BANKING SOLUTIONS, INC., BANC LEASING.COM, INC., THE SUCCESSOR TO BSI CAPITAL FUNDING, INC., MOSELEY & STANDERFER, P.C., DAVID R. FRANK, DON G. SHAFER, AND SHANNON W. WEBB; filed in the District Court of Collin County, Texas; Judicial District 199; Civil Action No. 199-1848-99, on or about November 15, 1999.

         This lawsuit arises out of Towne Service's acquisition of Banking Solutions, Inc. ("BSI") through a stock purchase made by its subsidiary, BSI Acquisition Corp., in December 1998. Plaintiff Edward Sullivan, Jr. was employed by BSI. Sullivan

                              TOWNE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

alleges, among other things, that he had a buy-out agreement with BSI and certain BSI shareholders under which, in certain circumstances, Sullivan was to receive a commission based on the gross sales price paid by any purchaser of BSI. Sullivan contends that BSI and the other shareholders allegedly fraudulently induced him to release them from the agreement by fraudulently misrepresenting the gross sales price paid by Towne Services' subsidiary in the stock purchase. Sullivan contends that Towne Services is liable to him as the successor to BSI, and also for allegedly tortiously interfering with the agreement. Sullivan also contends Towne Services conspired with the other defendants to misrepresent the "gross purchase price." The Company denies all allegations of the petition. Mr. Sullivan and his wife seek an unspecified amount of damages including a percentage of the gross sales price paid by Towne Services' subsidiary for the acquisition of BSI, as well as punitive damages, attorneys' fees, and pre-judgment and post-judgment interest. The Company has filed a motion for summary judgment seeking dismissal of all claims against us. The court has not yet ruled on the motion, and discovery is ongoing. The Company believes that the allegations in the complaint are without merit and intends to defend the lawsuit vigorously. The Company also contends that it is entitled to indemnification from the BSI shareholders for its expenses in defending this action. Specifically, the BSI stock purchase agreement provides that the BSI shareholders will indemnify the Company against any claims, damages, liabilities, costs and expenses (including reasonable attorneys' and accountants' fees and expenses) it suffers that arise out of any breach of the representations made by BSI in the agreement, provided that the aggregate amount of all such claims, etc. exceeds $100,000.

LEASES

         In February 1998, the Company began leasing office space for its corporate facility under a noncancelable operating lease agreement with a nonrelated third party expiring in January 2003. For the years ended December 31, 1998 and 1999, the Company incurred approximately $210,000 and $172,000 respectively, in rent expense for this leased office space. As a result of the Company's relocation to a new corporate facility in May 1999, the Company entered into a sublease agreement on the previously leased facility. This sublease agreement, which is with a nonrelated third party, began in August 1999 and expires in January 2003. The Company recognized a one-time non-cash charge of $200,000 in 1999 related to the loss on this sublease agreement. No expense was incurred in 2000 because this facility was subleased to a nonrelated third party.

          In May 1999, the Company began leasing its current office space for its corporate facility under a noncancelable operating lease agreement with a nonrelated third party expiring in July 2004. For the year ended December 31, 2000, the company incurred approximately $499,000 in rent expense on this leased office space. In addition to the operating lease for its corporate facility, the Company leases certain office space under monthly operating leases that are renewable. For the years ended December 31, 1998, 1999 and 2000, the Company incurred approximately $154,000, $147,000 and $104,000 respectively, in rent expense on these leased offices.

         Future minimum rental payments for all noncancelable leases are as follows:

                             2001..............      $  475,000
                             2002..............         479,000
                             2003..............         439,000
                             2004..............         239,000
                             2005..............               0
                                                     ----------
                                                     $1,632,000
                                                     ==========

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with certain executive officers of the Company. The agreements, which are substantially similar, provide for compensation to the officers in the form of annual base salaries and

                              TOWNE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


bonuses based on earnings of the Company. The employment agreements also provide for severance benefits upon the occurrence of certain events, including a change in control, as defined.

10.  RELATED-PARTY TRANSACTIONS

         In September 1997, the Company loaned its President $78,990 to exercise stock options. The full recourse loan was secured by the underlying common stock and personal assets of the president, bore interest at 9.0% per annum, and was due in full in April 2002. On April 24, 2000, the note was superseded by an Amended and Restated Promissory Note. This note was for the principal amount of $96,418.80, bore interest at 9.0% per annum, and was due in full in April 2002.

         In October 1998, the Company loaned its President $30,000 to fund the exercise of options to acquire 20,000 shares of the Company's common stock. The full recourse loan bore interest at 9.0% per annum and was due in full in April 2002. On April 24, 2000, the note was superseded by an Amended and Restated Promissory Note. This note was for the principal amount of $33,900.58, bore interest at 9.0% per annum, and was due in full in April 2002.

         In July 1999, the Company loaned its President $300,000. The full recourse loan bore interest at 8.00% per annum, and was due in full in July 2002.

         The President's three notes, totaling $473,000 of principal and interest, were forgiven in 2000 in exchange for performance obligations and recognized as compensation expense by the Company.

         On April 1, 1998, the Company loaned its former Chief Financial Officer $75,000 pursuant to a full recourse promissory note to fund the exercise of options to acquire 15,000 shares of its common stock. This full recourse note accrues interest at the rate of 8.75% per year and matures on the earlier of (i) December 31, 2000 or (ii) the date on which the common stock purchased is sold. All shares of common stock received upon this exercise as well as other personal assets of the executive were pledged as collateral for the loan. Management of the Company believes this note will be repaid in full.

         In October 1998, the Company loaned its former Chief Executive Officer $50,000 to fund the exercise of options to acquire 20,000 shares of the Company's common stock. The full recourse loan bears interest at 8.5% per annum, and matured in February 2000. The note was paid in full in March 2000.

         In July 1999, the Company loaned its former Chief Executive Officer $300,000. The full recourse loan bears interest at 8.00% per annum, and is due in full in July 2004. The note was paid in full in March 2000.

         In July 1999, the Company loaned its former Chief Financial Officer $100,000. The full recourse loan bears interest at 8.00% per annum, and is due in full in July 2002.

         In July 1999, the Company loaned a former Executive Vice President of the Company $50,000. The full recourse loan bears interest at 8.00% per annum, and is due in full in July 2002.

         The former Chief Executive Officer received a cash payment of $1.0 million for severance benefits in 1999 in accordance with the employment agreement between the executive and the Company.

         In March 2000, the Company invested $100,000 in Nexity Bank. One of the Company's directors is also a director of Nexity.

         During the years ended December 31, 1998, 1999 and 2000, the Company incurred fees of approximately $1.0 million, $1.4 million and $278,000 respectively, for legal services to a law firm in which a director and shareholder of the Company is a partner. As of December 31, 1999 and 2000, approximately $6,000 and $80,000 respectively, of such fees are included in accounts payable and accrued liabilities in the accompanying balance sheets.

                              TOWNE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         During the years ended December 31, 1998, 1999 and 2000, the Company incurred costs of approximately $121,000, $313,000 and $236,000, respectively, for communication services from The InterCept Group, Inc., of which a director and shareholder of the Company is the Chief Executive Officer. As of December 31, 1999 and 2000, approximately $35,000 and $60,000 respectively, of such fees are included in the accrued accounts payable in the accompanying balance sheets. The Company also invoiced InterCept $825,000 during 1999 for license fees related to the CollectionWorks software and Imaging Institute software products.

         In October 1997, Rodgers Capital Group, L.P. purchased 40,000 shares of common stock from the Company at a price of $5.00 per share. In addition, the Company paid Rodgers Capital a total of $217,000 and $438,000 as compensation for services provided by Rodgers Capital in connection with obtaining equity investments for the Company during 1998 and 1999, respectively. The Company incurred no expenses to Rodgers Capital in 2000. A director and shareholder of the Company is the Chairman of Rodgers Capital.

         During the years ended December 31, 1999 and 2000, the Company incurred costs of approximately $167,000 and $274,000, respectively from Phoenix International Ltd., Inc. (now named Sphinx International, Inc.) for commission fees related to sales of the Company's products. Phoenix International had a strategic marketing alliance with the Company, and its Chairman and Chief Executive Officer is a director and shareholder of the Company. The Company also invoiced Phoenix International approximately $276,000 during 1999 for marketing-related services of the Company's products. As of December 31, 1999, approximately $80,000 of such fees are included in the accounts payable in the accompanying balance sheets. No sales were made to Phoenix in 2000.

         During the years ended December 31, 1998 and 1999, the Company incurred costs of approximately $113,000 and $100,000 respectively, from Brown Burke Capital Partners, Inc. for merger and acquisition advisory services in connection with the purchase of BSI in December 1998 and Imaging Institute in July 1999 (Note 4). No expenses to Browne Burke Capital were incurred in 2000. One of the principals of Browne Burke Capital is a director and shareholder of the Company.

         During the years ended 1998, 1999 and 2000 the Company invoiced FLAG Financial Corporation $207,000, $219,000 and $24,000 respectively, for set-up fees and processing services related to the purchase of TOWNE CREDIT and TOWNE FINANCE products. The Chief Executive Officer of FLAG Financial Corporation is a director and shareholder of the Company.

                              TOWNE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.  QUARTERLY DATA  (UNAUDITED)

     In thousands, except for per share data. All per share data has been adjusted to reflect the one-for-five reverse stock split on December 20, 2000.

                                                     March 31       June 30      September 30     December 31     Total
                                                     --------       -------      ------------     -----------     -----
                      2000
                      ----
Net sales                                             6,700          6,780           6,320           5,476        25,276
Total costs and expenses                              10,448         9,907           8,347          11,712        40,414
Operating loss                                       (3,748)        (3,127)         (2,027)         (6,236)      (15,138)
Loss before extraordinary item and cumulative        (3,359)        (2,885)         (1,775)         (8,968)      (16,987)
effect of accounting change
Net loss                                             (3,359)        (2,885)         (1,775)         (8,968)      (16,987)
Net loss per common share, basic and diluted          (0.62)        (0.53)          (0.33)          (1.66)        (3.14)

                      1999
                      ----
Net sales                                             7,493          7,934           7,251           7,096        29,774
Total costs and expenses                              9,224         11,709          11,969           9,741        42,643
Operating loss                                       (1,731)        (3,775)         (4,718)         (2,645)      (12,869)
Loss before extraordinary item and cumulative        (1,545)        (3,494)         (4,399)         (2,946)      (12,384)
effect of an accounting change
Net loss                                             (4,728)        (3,494)         (4,399)         (2,946)      (15,567)
Net loss per common share, basic and diluted          (1.08)        (0.79)          (0.81)          (0.54)        (3.19)



12.  SUBSEQUENT EVENT

         On March 13, 2001, the Company executed a letter of intent to engage in a merger with Private Business, Inc. The merger is subject to normal closing conditions, including shareholder approval. The Company anticipates the merger to be completed during the first half of 2001.