Form 10-K/A
period 2000-12-31
TOWNE SERVICES INC
filed 2001-04-30
CIK 1061762

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-K/A
                                 AMENDMENT NO. 1

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended December 31, 2000.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from _________ to _________.

                        Commission file number 000-24695

                              Towne Services, Inc.
                    (Exact name of registrant in its charter)

            Georgia                                   62-1618121
   -----------------------------          ------------------------------------
   (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
   of Incorporation or Organization)

                       3950 Johns Creek Court, Suite 100,
                             Suwanee, Georgia                30024
              -----------------------------------------   ----------
               (Address of Principal Executive Offices)   (Zip Code)

                    Issuer's telephone number: (678) 475-5200

           Securities registered under Section 12(b) of the Act: None

    Title of each class:             Name of each exchange on which
    -------------------              ------------------------------
            N/A                                registered:
                                               ----------
                                                   N/A

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                 --------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. _____ Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of this filing. (See definition of affiliate in Rule 405.)

                                   $ 6,976,263

         Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 5,037,421 shares of common stock (as of April 27, 2001)

         Documents Incorporated by Reference.  None.

         The registrant hereby amends its annual report on Form 10-K for the year ended December 31, 2000 by deleting the text under Part III, Items 10-13, and replacing it with the following:

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                        Directors and Executive Officers

         G. Lynn Boggs is a co-founder and has been a director of Towne since its formation and its chairman and chief executive officer since February 2000. In March 1999, Mr. Boggs became a senior vice president of investments for The Bankers Bank, which is headquartered in Atlanta, Georgia. Before this time, he served as the senior vice president and branch manager of Vining-Sparks Investment Banking Group, L.P., a fixed income broker-dealer to financial institutions in Nashville, Tennessee, since June 1996. Mr. Boggs has been employed in the securities industry for the past 15 years. From October 1994 to June 1996, he was senior vice president-- investments at PaineWebber, Inc. in Nashville, Tennessee. From March 1993 to October 1994, he was senior vice president-- investments for Prudential Securities Incorporated in Nashville. From 1989 to March 1993, he was senior vice president of Vining-Sparks. Mr. Boggs is on the Advisory Board of Directors of The Bank of Green Hills in Nashville. Mr. Boggs's term as a Class III director expires in 2001.

         John W. Collins has been a director of Towne since its formation. Mr. Collins is currently the chairman of the board of directors and chief executive officer of The InterCept Group, Inc., a publicly-traded provider of fully-integrated electronic commerce products and services for community financial institutions. Mr. Collins has also served as chairman of the board of directors of Netzee, Inc. since its inception in 1999. Mr. Collins has over 25 years of experience in multiple areas of electronic commerce for community financial institutions. Before co-founding The InterCept Group in 1996, he had served as a director and executive officer of several of its predecessor companies and subsidiaries since 1986. Mr. Collins is also a director of Nexity Bank, a privately-held company. Mr. Collins's term as a Class III director expires in 2001.

         John D. Schneider, Jr. has been a director of Towne since November 1998. Mr. Schneider is president and chief executive officer of Bankers Bancorp Inc., a bank holding company. For the past 13 years, he has been president and chief executive officer of Independent Bankers Bank and chairman of Bankers Bank Service Corporation, subsidiaries of Bankers Bancorp Inc., in Springfield, Illinois. Mr. Schneider is also a director of Sullivan Bancshares, Inc., First National Bank of Sullivan and Community Bank Mortgage Corp. Mr. Schneider's term as a Class III director expires in 2001.

         Henry M. Baroco, 57, has been president, chief operating officer and a director of Towne since September 1996, and he served as chief executive officer from October 1999 to February 2000. Mr. Baroco has over 30 years of experience with various financial institutions. Before joining Towne, Mr. Baroco had been senior vice president and general manager of the vendor finance division of The CIT Group, Inc. since September 1995. From November 1993 to September 1995, he served as senior vice president of sales and marketing for Norwest Equipment Finance. From April 1991 to November 1993, Mr. Baroco was senior vice president and general manager of sales and marketing for LB Credit Corporation. Mr. Baroco also worked in various capacities for GE Capital for over 18 years. Mr. Baroco's term as a Class II director expires in 2003.

         Frank W. Brown, 47, has been a director of Towne since March 1998. Mr. Brown has been a principal with Brown, Burke Capital Partners, Inc. since 1991. Brown, Burke Capital Partners provides financial advisory services to community-oriented financial institutions and middle market corporations in connection with mergers and acquisitions and financing. He is also the managing member of the managing general partner of Capital Appreciation Partners, L.P., an Atlanta-based merchant banking fund. From 1977 to 1991, Mr. Brown worked in various corporate finance and investment banking positions with Bankers Trust Company, The First Boston Corporation and The Robinson-Humphrey Company. Mr. Brown's term as a Class I director expires in 2002.

         Richardson M. Roberts, 43, has been a director of Towne since May 1999. From September 1998 until June 1999, he was vice chairman of the board of directors of Nova Corporation, a publicly-traded provider of transaction processing services, related software application products and value-added services primarily to small-to-medium sized merchants. Mr. Roberts served with PMT Services, a publicly-traded marketer of electronic credit card authorization and payment systems, from 1984 to December 1998, most recently as its chief executive officer. Mr. Roberts's term as a Class II director expires in 2003.

         Joe M. Rodgers, 67, has been a director of Towne since May 1998. He has been chairman of Rodgers Capital Group, L.P., a private investment company specializing in merchant and investment banking, since February 1993. Mr. Rodgers served as chairman of the board of directors and chief executive officer of Berlitz International, Inc., a foreign language services company, from December 1991 to February 1993. From 1985 to 1989, Mr. Rodgers served as United States Ambassador to France. Mr. Rodgers is also a director of AMR Corporation American Airlines, Inc.; American Constructors, Inc.; Gaylord Entertainment Company; Lafarge Corporation; SunTrust Bank, Nashville, N.A.; and Tractor Supply Company. Mr. Rodgers' term as a Class II director expires in 2003.

         J. Daniel Speight, Jr., 44, has been a director of Towne since its formation. Mr. Speight is the president, chief executive officer and a director of FLAG Financial Corporation, a bank holding company. He served as chief executive officer and a director of Middle Georgia Bankshares, Inc. from 1989 until its merger with FLAG Financial in March 1998. He has been chief executive officer and a director of Citizens Bank, a subsidiary of FLAG Financial in Vienna, Georgia, since 1984. Mr. Speight previously served as chairman of The Bankers Bank and is currently a member of the State Bar of Georgia. He is past chairman of the Georgia Bankers Association Community Banking Committee, past president of The Community Bankers Association of Georgia, and past director of the Independent Bankers Association of America. Mr. Speight's term as a Class I director expires in 2002.

         Glenn W. Sturm, 47, has been a director of Towne since 1996. Mr. Sturm has been a partner in the law firm of Nelson Mullins Riley & Scarborough, L.L.P. since 1992, and he presently serves as a member of its executive committee. Mr. Sturm served as Netzee Inc.'s chief executive officer from its inception in 1999 until October 2000, and he continues to serve as its vice-chairman of the Board of Directors. Mr. Sturm's term as a Class II director expires in 2003.

         J. Stephen Turner, 54, has been a director of Towne since 1997. Mr. Turner is the senior partner of Marketstreet Equities Co., a private investment company formed in February 2000 that specializes in equity investments in real estate and growth-oriented businesses. He has been the chairman of the board of directors and chief executive officer of FNB Financial Corp., a bank holding company, since 1990. Mr. Turner is also a director of Farmers National Bank in Scottsville, Kentucky. He has also been the president and chief executive officer of Allen Realty Corporation in Nashville, Tennessee since 1988. Mr. Turner's term as a Class II director expires in 2003.

         Bahram Yusefzadeh, 55, has been a director of Towne since 1997. Mr. Yusefzadeh was the chairman of the board of directors and chief executive officer of Phoenix International Ltd., Inc. from its formation in 1993 until February 2001, when substantially all of Phoenix International's assets were sold to a third party, and Phoenix International changed its name to Sphinx International, Ltd., Inc. Mr. Yusefzadeh currently serves as the chairman and chief executive officer of Sphinx International. Mr. Yusefzadeh has over 31 years of experience in the banking software industry. He was a co-founder of Nu-Comp Systems, Inc., where he developed the Liberty Banking System, and he served as Nu-Comp's president and chief executive officer from 1969 to 1986. Mr. Yusefzadeh also served as chairman of the board of directors of Broadway & Seymour, Inc. during 1986 and in various executive capacities for The Kirchman Corporation from 1986 to 1992. Mr. Yusefzadeh's term as a Class I director expires in 2002.

         Randall S. Vosler, 46, has been chief financial officer of Towne since May 2000. Before that, he served as vice president, product development, and strategic alliances at Towne from February 1999 to May 2000. In that position, he was responsible for development and integration of new products and services. Before joining Towne, he served as vice president of third party alliance at CheckFree Corporation. Mr. Vosler is a certified public accountant.

         Ken J. Bankson, 51, has served as senior vice president - general manager of Towne's Forseon division since May 2000. He is responsible for all Forseon operations at the Riverside, California, and Bristol, Tennessee locations. He began employment with Forseon in 1981 and held several sales and service positions until 1993. In 1993, he joined Cole Sports in Park City, Utah and served as a general manager. After rejoining Forseon in 1996, he served as vice president Sales and Service until May 2000.

             Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors, and persons who beneficially own more than 10% of a registered class of equity securities to file reports of securities ownership and changes in ownership with the SEC and Nasdaq. These persons also are required to furnish Towne with copies of all Section 16(a) forms they file. Based solely on review of the copies of those reports furnished to Towne and representations that no other reports were required, Towne believes that, during fiscal 2000, except for Ken Bankson, its executive officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements. Ken Bankson, Senior Vice President - General Manager (Forseon Division) failed to file a Form 3 in May 2000 when he became an officer of Towne, as well as three Forms 4 to report a distribution of shares from escrow and grants of stock options.

ITEM 11.  EXECUTIVE COMPENSATION.

                       Compensation of Executive Officers

         The following table provides information about the cash and non-cash compensation during 2000, 1999, and 1998 earned by or awarded to Towne's chief executive officer and the other three active executive officers whose combined salary and bonus exceeded $100,000 during 2000. Towne has also included information regarding one of its former executive officers, Cleve Shultz, who would have been one of Towne's four most highly compensated executive officers had he still been employed by Towne on December 31, 2000. These five officers are Towne's "named executive officers." Mr. Baroco served as Towne's president and chief operating officer during the entire period for which information is provided. He also served as Towne's chief executive officer from October 1999 to February 2000. Mr. Shultz served as Towne's executive vice president from April 1998 until September 2000. The amounts reflected in "Other Compensation" represent automobile lease payments or consulting fees Towne paid to or made on behalf of the applicable executive.

                                                                                                   Long-Term
                                                                                                  Compensation
                                                                                                 ---------------
                                                           Annual Compensation                       Awards
                                                  ----------------------------------               Securities
           Name and                                                            Other Annual        Underlying        All Other
         Principal Positions                 Year    Salary($)      Bonus($)  Compensation($)      Options (#)    Compensation($)
         -------------------                 -----   ----------    ---------- ---------------    ---------------  ---------------

         G. Lynn Boggs...............        2000   $   366,667   $  165,000  $            -          40,000      $      2,250(1)
           Chief Executive Officer           1999   $         -   $        -  $      150,000               -      $          -
           and Director                      1998   $         -   $        -  $            -               -      $          -

         Henry M. Baroco.............        2000   $   300,000   $  186,375  $            -          40,000      $      1,061(1)
           President, Chief Operating        1999   $   193,750   $   87,500  $            -               -      $         94(1)
           Officer and Chief Executive
           Officer                           1998   $   150,000   $  277,500  $            -          34,000      $          -

         Randall S. Vosler...........        2000   $   109,455   $   51,750  $            -          20,000      $          -
           Chief Financial Officer           1999   $    88,000   $    1,897  $            -           6,000      $          -
                                             1998   $         -   $        -  $            -               -      $          -

         Ken J. Bankson..............        2000   $   115,799   $   15,109  $            -           4,000      $      1,910(1)
           Senior Vice President -           1999   $    95,000   $        -  $       23,408             600      $      1,366(1)
           General Manager - Forseon         1998   $    90,218   $        -  $            -               -      $      1,294(1)

         Cleve B. Shultz.............        2000   $   112,500   $   27,640  $       37,500               -      $          -
           Executive Vice President          1999   $   133,750   $   25,112  $            -               -      $          -
           and Secretary                     1998   $    90,000   $  116,500  $            -          17,000      $          -

      (1)    401(k) matching contributions paid by Towne.

Option Grants During 2000

         The following table provides information concerning each grant of stock options to the named executive officers during the year ending December 31, 2000. The vesting periods of the options are as follows: (a) Mr. Boggs' options vested immediately upon grant and were exercisable on July 1, 2000; (b) Mr. Baroco's options vested immediately upon grant and were exercisable on July 1, 2000; (c) Mr. Vosler's options vest equally over three years beginning May 22, 2000; and (d) Mr. Bankson's options vest equally over three years beginning May 9, 2001.


                                     Option / SAR Grants in Last Fiscal Year
                        --------------------------------------------------------
                                                                                            Potential Realizable Value at
                                              Percent of                                    Assumed Annual Rates of
                             Number of        Total Options                                  Stock Price Appreciation
                            Securities         Granted to      Exercise or                      for Option Term(1)
                        Underlying Options    Employees in        Base       Expiration    -------------------------
                            Granted (#)       Fiscal Year (%)   Price($/Sh)      Date           5%($)        10%($)
                        -------------------- ---------------- ------------  ------------   -----------     ---------

G. Lynn Boggs...........         40,000           24.97%      $     11.88     1/21/2010      $79,490      $126,575
Henry M. Baroco............      40,000           24.97%      $     11.88     1/21/2010      $79,490      $126,575
Randall S. Vosler..........      20,000           12.48%      $      5.16     5/22/2010      $37,745      $ 63,287
Ken J. Bankson.............       4,000            2.50%      $      4.22      5/9/2010      $ 7,949      $ 12,657
Cleve B. Shultz                      --               --               --            --           --            --


(1) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC. There can be no assurance that the actual stock price appreciation over the term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the common stock appreciates over the option term, no value will be realized from the option grants made to the named executive officers.

2000 Exercises and Year-End Option Values

         The following table provides information with respect to each of the named executive officers concerning the value of all unexercised options they held at December 31, 2000. The "Value of Unexercised In-the-Money Options at Fiscal Year End" represents the difference between the exercise price per share and the $1.22 per share market value of the common stock at December 31, 2000 as reported on the Nasdaq National Market.

                                       Shares                      Number of Securities            Value of Unexercised
                                      Acquired                    Underlying Unexercised          In-the-Money Options at
                                         On          Value     Options at December 31, 2000           Fiscal Year-End
      Name                            Exercise     Realized     Exercisable  Unexercisable      Exercisable   Unexercisable
      ----                           ---------     ---------   ------------  --------------     -----------   -------------
      G. Lynn Boggs..............         24,280  $   43,069     56,519               -       $         -    $           -
      Henry M. Baroco............              -  $        -    291,185               -       $    42,280    $           -
      Randall S. Vosler..........              -  $        -     15,333          10,667       $         -    $           -
      Ken J. Bankson.............              -  $        -        400           4,600       $         -    $           -
      Cleve B. Shultz............              -  $        -     83,185               -       $         -    $           -
---------------

Management Bonus Plan

         Towne's compensation committee is currently evaluating possible bonus structures for Towne's management and anticipates awarding bonuses for fiscal year 2001. However, due to recent activity regarding a possible business combination, Towne's compensation committee has not yet finalized the 2001 management bonus plan.

Employment Agreements

         Towne has entered into employment agreements with its executive officers. The current principal terms of these employment agreements with Towne's executive officers are summarized below.

G. Lynn Boggs

  o      Serves as chairman and chief executive officer.

  o Current base salary: at least $400,000, which may be increased periodically.

  o      Term of two years, which renews daily for each day served.

  o Incentive compensation based upon achievement of criteria established by the board of directors.

  o Participates in stock options plans, receives health insurance, club dues, an automobile allowance, and other benefits.

  o Mr. Boggs received an option to purchase 40,000 shares of Towne's common stock that vests over a period of two years or immediately upon a change of control.

  o Towne may terminate the agreement upon death or disability, or for cause.

  o Mr. Boggs may terminate the agreement for any reason, including after a change in control.

  o If the agreement is terminated by reason of death, or by Towne for disability or cause:

              o Mr. Boggs receives accrued compensation and bonus as of that date; and

              o If the termination is other than for cause, Mr. Boggs also receives a pro rata bonus based on the number of days worked in the current fiscal year.

  o If the agreement is terminated by Towne in violation of the agreement, or by Mr. Boggs for any reason after a change in control:

              o Mr. Boggs receives accrued compensation and bonus as of that date and a pro rata bonus based on the number of days worked in the current fiscal year;

              o Mr. Boggs receives 1/12 of annual base salary and bonus each month for 24 months;

              o Towne must continue payment of Mr. Boggs' benefits for 24 months; and

              o Options held by Mr. Boggs vest and become immediately exercisable.

Henry M. Baroco

  o      Serves as president and chief operating officer.

  o      Current base salary: $300,000, which may be increased periodically.

  o      Term of two years, which renews daily for each day served.

  o Incentive compensation based upon achievement of criteria established by board of directors.

  o Participates in stock option plans, receives health insurance, club dues, automobile allowance, and other benefits.

  o In consideration for Mr. Baroco's entering into a new employment agreement that reduced the term of the agreement from three years to two years and reduced the period for which Towne would provide insurance benefits from until death to until age 65, Towne agreed to forgive three loans it made to Mr. Baroco in the aggregate amount of $472,976 in equal monthly installments over 60 months. If he is terminated for other than cause or he resigns for any reason following a change in control, the loans will continue to be forgiven. If he is terminated for cause or if he resigns, the remaining balance of the loans will be due and payable immediately.

  o Towne may terminate the agreement upon death or disability, or for cause.

  o Mr. Baroco may terminate the agreement for any reason, including after a change in control.

  o If the agreement is terminated by reason of death, or by Towne for disability or cause:

              o Mr. Baroco receives accrued compensation and bonus as of that date; and

              o If the termination is other than for cause, a prorata bonus based on the number of days worked in the current fiscal year.

  o If the agreement is terminated by either party after a change in control, other than for cause:

              o Mr. Baroco receives accrued compensation and bonus, and 1/12 of annual base salary and bonus each month for 24 months, and Towne must continue insurance benefits until he is 65 unless he receives substantially equivalent health insurance by a new employer; and

              o options held by Mr. Baroco vest and become immediately exercisable.

Randall S. Vosler

  o      Serves as senior vice president and chief financial officer.

  o      Current base salary: $132,000, which may be increased periodically.

  o      Term of one year, which renews automatically for one year periods.

  o Incentive compensation based upon criteria determined by the chairman/CEO.

  o Participates in stock option plans, receives health insurance, automobile allowance, and other benefits.

  o Towne may terminate the agreement upon death or disability, for cause, or for any reason upon 30 days notice.

  o Mr. Vosler may terminate the agreement for any reason, including after a change in control.

  o If the agreement is terminated by reason of death, or by Towne for disability or cause, Mr. Vosler receives accrued compensation as of that date.

  o If the agreement is terminated for other than disability or cause, Mr. Vosler will receive three months salary.

  o If the agreement is terminated by either party after a change in control, other than for cause, Mr. Vosler receives compensation for six months salary.

Ken J. Bankson

  o Serves as senior vice president and general manager of Forseon division.

  o      Current base salary: $125,000, which may be increased periodically.

  o      Term of one year, which renews automatically for one year periods.

  o Incentive compensation based upon criteria determined by the chairman/CEO.

  o Participates in stock option plans, receives health insurance, and other benefits.

  o Towne may terminate the agreement upon death or disability or for cause.

  o If the agreement is terminated without cause or if Towne materially breaches the agreement, Mr. Bankson receives compensation for six months salary.

Consulting Agreement

         Towne has entered into a consulting agreement with Mr. Shultz, Towne's executive vice president from April 1998 until September 2000 and a named executive officer, in connection with the termination of his employment. The principal terms of the consulting agreement are summarized as follows:

              o   Provides consulting services as an independent contractor.

              o   Current fees: $12,500 monthly.

              o   Term of one year which expires September 18, 2001.

              o Mr. Shultz releases Towne from all debts, claims, liabilities, assessments, actions and causes of action.

              o Mr. Shultz reaffirms that he will maintain the confidentiality of Towne's confidential and trade secret information.

              o During the term of the agreement and for a period of one year after termination of the agreement, Mr. Shultz agrees not to disclose confidential information, solicit a customer or client of Towne with whom he had material contact during the last 12 months of his employment with Towne, or accept employment with a competitor of Towne.

                            Compensation of Directors

         Historically, each non-employee director has received options to acquire 6,000 shares of common stock upon his initial election to the board of directors. Under the Amended and Restated Director Stock Option Plan, Towne granted 2,000 options to each of its non-employee directors in January 2000 and 2001. Towne's Amended and Restated Director Stock Option Plan also provides for annual grants of 1,000 options to its directors for each committee of the board of directors on which that director serves. Towne granted a total of 29,000 options to non-employee directors under this plan in 2001, the same number of options that it granted under this plan in 2000. All of the director options vested immediately. Although Towne's stated policy in 2000 was to pay directors $1,000 for each board meeting they attended, Towne paid no cash compensation to its directors in 2000. Beginning in 2001, directors will receive $1,000 for each quarterly meeting; $250 for each additional meeting; and $250 for each committee meeting, up to a maximum of $1,000. Directors may be reimbursed for other expenses incurred in attending meetings of the board of directors or committees and for other expenses they incur in their capacity as directors.

           Compensation Committee Interlocks and Insider Participation

         Although Mr. Boggs served on the compensation committee, he did not participate in any decision regarding his own compensation as an executive officer. In February 2001, the compensation committee met to determine the amount of funding for the bonus pool for Towne's 2000 fiscal year. Mr. Boggs participated in the compensation committee discussions regarding the bonus pool criteria; however, Mr. Boggs did not participate in the compensation committee discussions that determined the size of the bonus pool, nor was he present to vote on the bonus pool matter.

         Towne had an agreement with Phoenix International Ltd., Inc., currently known as Sphinx International, Inc. following the sale of substantially all of Phoenix's assets to a third party in February 2001, to pay commissions to Phoenix International on international sales originated by Phoenix International of Towne's CollectionsWorks product. In 2000, Towne paid approximately $223,600 in commissions to Phoenix International and an additional $475,000 to complete contractual obligations according to a strategic marketing agreement. On January 31, 2001, Towne sold all of the assets and liabilities related its CollectionWorks product to a third party. Bahram Yusefzadeh, one of Towne's directors, was chairman and chief executive officer of Phoenix International until February 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table provides information, as of April 23, 2001, concerning the beneficial ownership of Towne common stock by: (1) each person or entity known by Towne to beneficially own more than 5% of Towne's outstanding common stock; (2) each director; (3) each currently employed named executive officer; and (4) all directors and executive officers as a group. The information in the table is based on information from the named persons regarding their ownership of common stock. Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares shown as beneficially owned by them.

                                                  Amount and        Percent of
                                                  Nature of         Common
                                                  Beneficial        Stock
  Name and Address of Beneficial Owner            Ownership         Outstanding
 -----------------------------------------        -----------       -----------

  G. Lynn Boggs (1)..............................      351,707           6.9%
  Ken J. Bankson (2).............................        3,852             *
  Henry M. Baroco (3)............................      402,251           7.5
  Frank W. Brown (4).............................       34,865             *
  John W. Collins (5)............................      111,139           2.2
  Richardson M. Roberts (6)......................       18,114             *
  Joe M. Rodgers (7).............................       54,614           1.1
  John D. Schneider, Jr. (8).....................       18,500             *
  J. Daniel Speight, Jr. (9).....................       65,954           1.3
  Glenn W. Sturm (10)............................       77,595           1.5
  J. Stephen Turner (11).........................      120,114           2.4
  Randall S. Vosler (12).........................       24,000             *
  Bahram Yusefzadeh (13).........................       33,114             *
  Thomas A. Bryan (14)...........................      275,300           5.4
  SAFECO Corporation (15)........................      350,000           6.9
  All directors and executive officers
   as a group (14 persons) (16)..................    1,591,119          28.5
-------------------
     * Less than one percent.

(1) Includes currently exercisable options to purchase 56,519 shares of common stock.
(2) Includes currently exercisable options to purchase 1,533 shares of common stock.
(3) Includes currently exercisable options to purchase 291,185 shares of common stock.
(4) Includes (a) 35,009 shares of common stock held by Brown, Burke Capital Partners, Inc., of which Mr. Brown is a principal; (b) 4,925 shares that Mr. Brown owns jointly with his wife; and (c) currently exercisable options to purchase 8,614 shares of common stock. Mr. Brown disclaims beneficial ownership of the shares held by Brown, Burke Capital Partners except to the extent of his pecuniary interest in the shares.
(5) Includes 10,000 shares of common stock held by The InterCept Group, Inc., of which Mr. Collins is chief executive officer, chairman of the board and a significant shareholder, and currently exercisable options to purchase 34,799 shares of common stock held by Mr. Collins. Mr. Collins disclaims beneficial ownership of the shares held by The InterCept Group, Inc.
(6) Includes currently exercisable options to purchase 10,114 shares of common stock.
(7) Includes (a) currently exercisable options to purchase 14,614 shares of common stock; (b) 40,000 shares of common stock held by Rodgers Capital Group, L.P., of which Mr. Rodgers is a partner; and (c) warrants to purchase 4,330 shares of common stock. Mr. Rodgers disclaims beneficial ownership of the shares held by Rodgers Capital Group except to the extent of his pecuniary interest in the shares.
(8) Includes currently exercisable options to purchase 11,500 shares of common stock.
(9) Includes 46,430 shares of common stock held by FLAG Financial Corporation, of which Mr. Speight is chief executive officer, president, and a director, and currently exercisable options to purchase 19,614 shares of common stock. Mr. Speight disclaims beneficial ownership of the shares held by FLAG Financial Corporation except to the extent of his pecuniary interest in the shares.
(10) Includes currently exercisable options to purchase 6,614 shares of common stock.
(11) Includes currently exercisable options to purchase 19,114 shares of common stock.
(12) Includes currently exercisable options to purchase 24,000 shares of common stock.

(13) Includes (a) 10,000 shares owned by the Yusefzadeh Family Limited Partnership, of which Mr. Yusefzadeh is the general partner; (b) 7,680 shares owned by Mr. Yusefzadeh's children; and (c) currently exercisable options to purchase 12,614 shares of common stock. Mr. Yusefzadeh disclaims beneficial ownership of the shares held by his children and the Yusefzadeh Family Partnership, except to the extent of his pecuniary interest in the shares.
(14) Includes 4,800 shares owned by Mr. Bryan's minor children and currently exercisable options to purchase 29,300 shares of common stock. Mr. Bryan is a co-founder of Towne, and he served as a director from 1995 to 1998 and as an advisory director since 1998. Mr. Bryan disclaims beneficial ownership of the shares held by his children.
(15) As reported by SAFECO Corporation in a Statement on Schedule 13G filed with the SEC as of January 23, 2001. In its Statement on Schedule 13G, SAFECO Corporation (a) reported that it is a parent holding company in accordance with Rule 13d-1(b)(ii)(G) to a subsidiary, SAFECO Asset Management Company, which serves as an investment advisor to several registered investment companies; and (b) disclaimed beneficial ownership of certain of the shares. SAFECO Asset Management Company also filed a joint Statement on
     Schedule 13G with one of the investment companies, SAFECO Common Stock Trust, to which it provides investment advisor services. The aggregate holdings of all these entities are reflected in SAFECO Corporation's filing. SAFECO Corporation's address is SAFECO Plaza, Seattle, WA 98185.
(16) Includes (a) 230,391 shares held by entities affiliated with Towne's executive officers and directors; (b) 12,480 shares held by family members of Towne's executive officers and directors; (c) 14,853 shares held jointly by Towne's directors and their spouses; (d) warrants to purchase 4,330 shares of common stock; and (e) currently exercisable options to purchase 540,134 shares of common stock. Towne's executive officers and directors disclaim beneficial ownership as to an aggregate of 336,923 of these shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information provided below summarizes certain transactions and relationships Towne had during 2000 with its directors, executive officers and shareholders owning more than 5% of its common stock.

Management Loans

         In September 1997, Towne loaned Henry M. Baroco, its president, $78,990 to exercise stock options. The full recourse loan was secured by the underlying common stock and his personal assets, bore interest at 9.0% per annum, and was due in full in April 2002. On April 24, 2000, the 1997 note was superseded by an amended and restated promissory note. The principal amount of this amended 1997 note was $96,418.80; it bore interest at 9.0% per annum; and it was due in full in April 2002. In October 1998, Towne loaned Mr. Baroco $30,000 to fund his exercise of options to acquire 20,000 shares of Towne common stock. This full recourse loan bore interest at 9.0% per annum and was due in full in April 2002. On April 24, 2000, the 1998 note was superseded by an amended and restated promissory note. This amended 1998 note was for the principal amount of $33,900.58, bore interest at 9.0% per annum, and was due in full in April 2002. In July 1999, Towne loaned Mr. Baroco $300,000. This full recourse loan bore interest at 8.00% per annum, and was due in full in July 2002. Pursuant to Towne's new employment agreement with Mr. Baroco, and in exchange for his performance obligations, a reduction in the term of his employment agreement from three years to two years, and a reduction in the period of insurance coverage from until death to until age 65, Towne committed to forgive the three loans it made to Mr. Baroco totaling $473,000 in equal monthly installments over 60 months. If his employment is terminated for other than cause or because of a change in control, the loans will continue to be forgiven. If his employment is terminated for cause or if he resigns, the remaining loan balances will be due and payable immediately. Towne will recognize the forgiveness installments as compensation expenses.

         In April 1998, Towne loaned its former chief financial officer, Bruce
F. Lowthers, Jr., $75,000 to exercise options to acquire 15,000 shares of Towne common stock. Towne loaned Mr. Lowthers an additional $100,000 in July 1999. Both of these notes are full recourse. The 1998 note, as amended, accrues interest at the rate of 8.0% per year and matured on December 31, 2000. The 1998 note has not been satisfied, but management believes it is collectible. The 1999 note bears interest at 8.0% per year and matures in July 2002.

         In July 1999, Towne loaned its former executive vice president, Cleve
B. Schultz, $50,000. This loan is full recourse. The note bears interest of 8.0% per year and is due in full in July 2002.


Other Transactions and Relationships

         During 2000, Towne incurred costs of $236,000 for communications services provided by InterCept Communications Technologies, Inc., a subsidiary of The InterCept Group, Inc. Mr. Collins, one of Towne's directors, is the chief executive officer and chairman of the board of directors of The InterCept Group, and Mr. Sturm, another one of Towne's directors, is also a director of The InterCept Group. As of December 31, 2000, approximately $60,000 of these costs are included in the accrued accounts payable portion of Towne's consolidated balance sheet.

         Towne incurred fees for legal services in 2000 to a law firm in which Mr. Sturm, one of Towne's directors, is a partner.

         Please also see the transactions described under "Compensation Committee Interlocks and Insider Participation" above.

         Certain transactions with Towne's officers, directors, and principal shareholders may be on terms more favorable to these persons than they could obtain in a transaction with an unaffiliated party. Since Towne's July 1998 initial public offering, Towne requires that both a majority of the board and a majority of the disinterested directors must approve all material transactions with its officers, directors, and other affiliates.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Registrant's Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized.


                                 Towne Services, Inc.


                                 By: /s/        G. LYNN BOGGS
                                    ------------------------------------------
                                                G.  Lynn Boggs
                                 Chairman and Chief Executive Officer (who is
                                 duly authorized to sign this amendment)


Date:  April 30, 2001