Form 10-Q
period 2001-03-31
TOWNE SERVICES INC
filed 2001-05-15
CIK 1061762

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,037,421 shares outstanding at May 12, 2001.

                               INDEX TO FORM 10-Q

                                                                                                             PAGE
                                                                                                             ----
  PART I                   FINANCIAL INFORMATION

           Item 1.     Financial Statements

                       Condensed Consolidated Balance Sheets as of
                       December 31, 2000 and March 31, 2001                                                       1

                       Condensed Consolidated Statements of Operations for the Three Months ended
                       March 31, 2000 and 2001                                                                    2

                       Condensed Consolidated Statements of Cash Flows for the Three Months ended
                       March 31, 2000 and 2001                                                                    3

                       Notes to Condensed Consolidated Financial Statements                                       4

           Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                       Operations
                                                                                                                  6

           Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                10


PART II                                   OTHER INFORMATION

           Item 1.     Legal Proceedings                                                                         10

           Item 3.     Defaults Upon Senior Securities                                                           12

           Item 6.     Exhibits and Reports on Form 8-K                                                          12



                          PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements


                              TOWNE SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      December 31, 2000 and March 31, 2001

                                                                                     DECEMBER 31,         MARCH 31,
                                                                                         2000               2001
                                                                                  --------------------------------------
                                                                                        audited           unaudited


CURRENT ASSETS:
     Cash and cash equivalents                                                       $11,997,000        $10,530,000
     Investments                                                                         498,000                  -
     Accounts receivable, net of allowance
         for uncollectible accounts of  $542,000 and $530,000
         at December 31, 2000 and March 31, 2001, respectively                         2,137,000          1,888,000
     Notes receivable from employees                                                      93,000             95,000
     Other                                                                               486,000            536,000
                                                                                  --------------------------------------
         Total current assets                                                         15,211,000         13,049,000
                                                                                  --------------------------------------

PROPERTY AND EQUIPMENT, net                                                            7,932,000          7,545,000
NOTES RECEIVABLE FROM FORMER EMPLOYEES                                                   167,000            170,000
GOODWILL, net                                                                         13,004,000         12,544,000
OTHER INTANGIBLES, net                                                                   689,000            828,000
OTHER ASSETS, net                                                                        171,000            171,000
                                                                                  --------------------------------------
                                                                                     $37,174,000        $34,307,000
                                                                                  ======================================


CURRENT LIABILITIES:
     Accounts payable                                                                $   272,000        $    40,000
     Accrued liabilities                                                               3,719,000          2,999,000
     Dividends payable                                                                   254,000            294,000
     Deferred revenue                                                                    499,000            290,000
     Current portion of long-term debt                                                   270,000            292,000
                                                                                  --------------------------------------
         Total current liabilities                                                     5,014,000          3,915,000
                                                                                  --------------------------------------

LONG TERM DEBT                                                                           771,000            679,000

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value; 20,000,000 shares authorized, 20,000 shares
         issued and outstanding at December 31, 2000 and March 31, 2001                1,880,000          1,880,000
     Common stock, no par value; 50,000,000 shares authorized, 5,497,864 shares issued and 5,140,321 and 5,037,421 shares outstanding
         December 31, 2000 and March 31, 2001, respectively                           86,953,000         86,989,000
     Warrants outstanding                                                                161,000            161,000
     Accumulated deficit                                                             (56,976,000)       (58,445,000)
     Less treasury stock, at cost, 357,543 and 460,443 shares at December 31,
         2000 and March 31, 2001, respectively                                          (629,000)          (872,000)
                                                                                  --------------------------------------
         Total shareholders' equity                                                   31,389,000         29,713,000
                                                                                  --------------------------------------
                                                                                     $37,174,000        $34,307,000
                                                                                  ======================================


                              TOWNE SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For The Three Months Ended March 31, 2000 and 2001


                                                                                    FOR THE THREE
                                                                                    MONTHS ENDED
                                                                                      MARCH 31,
                                                                         ------------------------------------
                                                                               2000              2001
                                                                         ------------------------------------
                                                                                      unaudited

REVENUES                                                                    $6,700,000        $5,671,000

COSTS AND EXPENSES:
     Costs of processing, servicing and support                              2,063,000         1,923,000
     Sales and marketing                                                     4,990,000         3,134,000
     General and administrative                                              3,395,000         2,141,000
                                                                         ------------------------------------
         Total costs and expenses                                           10,448,000         7,198,000
                                                                         ------------------------------------
OPERATING LOSS                                                              (3,748,000)       (1,527,000)
                                                                         ------------------------------------

OTHER EXPENSES:
     Interest (income), net                                                   (389,000)         (122,000)
                                                                         ------------------------------------
         Total other expenses                                                 (389,000)         (122,000)
                                                                         ------------------------------------

Loss before provision (benefit) from income taxes                           (3,359,000)       (1,405,000)

Income tax expense (benefit)                                                         -            24,000


                                                                         ------------------------------------
NET LOSS                                                                   $(3,359,000)      $(1,429,000)
                                                                         ====================================

PREFERRED STOCK DIVIDENDS                                                      (40,000)          (40,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS                               $(3,399,000)      $(1,469,000)
                                                                         ====================================

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
     PER COMMON SHARE:

Basic                                                                    $       (0.62)     $      (0.29)
                                                                         ====================================

Diluted                                                                  $       (0.62)     $      (0.29)
                                                                         ====================================

Weighted Average Common Shares Outstanding                                   5,444,475         5,053,228
                                                                         ====================================


                              TOWNE SERVICES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2000 and 2001



                                                                                           FOR THE THREE
                                                                                            MONTHS ENDED
                                                                                             MARCH 31,
                                                                                  ---------------------------------
                                                                                       2000             2001
                                                                                  ---------------------------------
                                                                                             unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       $(3,359,000)    $(1,429,000)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                   533,000         668,000
         Amortization of intangibles and goodwill                                       524,000         524,000
         Other                                                                          (76,000)         36,000
         Changes in operating assets and liabilities, net of assets acquired:
              Accounts receivable                                                     1,518,000         249,000
              Prepaid and other assets                                                 (227,000)        (50,000)
              Accounts payable                                                       (1,042,000)       (232,000)
              Accrued liabilities                                                       174,000        (720,000)
              Deferred revenue                                                         (330,000)       (209,000)
                                                                                  ---------------------------------
                  Total adjustments                                                   1,074,000         266,000
                                                                                  ---------------------------------
                  Net cash used in operating activities                              (2,285,000)     (1,163,000)
                                                                                  ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net change in notes receivable from former employees                               350,000          (5,000)
     Purchase of short-term investments                                              (1,118,000)              -
     Proceeds from sale of short-term investments                                       850,000         498,000
     Purchase of property and equipment, net                                           (784,000)       (484,000)
     Other assets                                                                       (29,000)              -
     Acquisitions, net of cash acquired                                                (132,000)              -
                                                                                  ---------------------------------
                  Net cash provided by (used in) investing activities                  (863,000)          9,000
                                                                                  ---------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options                                             24,000               -
     Repayment of debt                                                                  (62,000)        (70,000)
     Repurchase of common stock                                                               -        (243,000)
                                                                                  ---------------------------------
                  Net cash used in financing activities                                 (38,000)       (313,000)
                                                                                  ---------------------------------
NET DECREASE IN CASH                                                                 (3,186,000)     (1,467,000)
CASH AND CASH EQUIVALENTS, beginning of period                                       20,981,000      11,997,000
                                                                                  ---------------------------------
CASH AND CASH EQUIVALENTS, end of period                                            $17,795,000     $10,530,000
                                                                                  =================================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes                                                        $           -   $      23,000
                                                                                  =================================
Cash paid for interest                                                            $      32,000   $      24,000
                                                                                  =================================

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

         The Company's virtual credit card system processes the in-house credit transactions of businesses and includes an automated receivables management system that allows banks to quickly finance the working capital needs of their business customers. Towne Services' merchandise planning system processes sales and inventory transactions of businesses, giving business owners greater control over inventory levels and the ability to make better inventory purchase decisions and to improve cash flow and operating margins.

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

2.       BASIS OF PRESENTATION

UNAUDITED INTERIM FINANCIAL INFORMATION

         The accompanying condensed consolidated financial statements for the three months ended March 31, 2001 are unaudited. In the opinion of the management of the Company, these financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial statements. Certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Please read these condensed consolidated financial statements in conjunction with the financial statements and the notes to them included in the Company's most recent annual report on Form 10-K filed with the SEC on April 2, 2001. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 or for any other future periods.

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

Revenue Recognition

         The Company's revenues are generated primarily through initial set-up fees, discount fees, recurring monthly transaction processing fees and software license fees. In response to the issuance of the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," the Company recognizes revenues related to the initial set-up fees on a deferred basis over the estimated life of the contract terms and in the case of certain cancellation clauses and/or return guarantees, until the guarantee period is expired. Transaction fees are recognized on a monthly basis as earned. Revenues related to software license fees are recognized in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," as amended. The Company also leases point of sale terminal equipment to banks under month-to-month operating leases. Such operating lease revenues are recognized on a monthly basis as earned.

Net Loss Per Share

         On November 20, 2000, the Board of Directors announced a one-for-five reverse stock split of the Company's common stock. The reverse stock split was effected for all shareholders of record as of the close of business on December 20, 2000. All references to the number of shares and per share amounts have been adjusted retroactively to reflect the split.

4.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The adoption of this statement on January 1, 2001 did not have a material impact on the Company's financial statements.

5.       SHAREHOLDERS' EQUITY

Preferred Stock

         In June 1999, the Company sold 20,000 shares of Series B Preferred Stock and issued a warrant to purchase 6,000 shares of the Company's common stock to Synovus Financial Corporation for $2.0 million. The shares are convertible into common stock at a conversion price equal to $45.40. The Series B Preferred Stock is redeemable at any time on or after June 30, 2002 at the option of the Company for cash, in whole or part, on at least 10 business days but not more than 90 calendar days' notice. The Company allocated $1.8 million and $120,000 to the preferred stock and warrants, respectively, based on the relative fair value at the date of issuance.

         The holders of the Series B Preferred Stock are entitled to receive cumulative cash dividends when, as and if declared by the Board of Directors out of any funds legally available therefore at the rate of $2.00 per share of Series B Preferred Stock per quarter. Dividends are payable quarterly on March 31, June 30, September 30 and December 31 in each year. Dividends accrue on each share of Series B Preferred Stock beginning June 1999 and accrue from day to day, whether or not earned or declared and whether or not there are funds legally available for the payment of such dividends. Any accumulation of dividends on the Series B Preferred Stock does not bear interest. The accrued balance of Series B Preferred Stock dividends is $254,000 and $294,000 at December 31, 2000 and March 31, 2001, respectively.

Warrants

         In connection with the issuance of the Series B Preferred Stock, the Company issued a warrant to purchase 6,000 shares of the Company's common stock for $45.40 per share, which is exercisable beginning 12 months after the issue date.

The term of the warrant is five years. The Company allocated $120,000 to the warrant based on the relative fair value of the warrant using the Black-Scholes pricing method.

6.       POTENTIAL MERGER

         On March 13, 2001, the Company signed a letter of intent to merge with Private Business, Inc. Upon completion of due diligence, the Company signed a merger agreement on April 12, 2001. The merger is subject to customary closing conditions, including the approval of the shareholders of both companies, and is expected to close in the first half of 2001.



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

         Bank set-up fees include charges for installation, implementation, and training of our bank and business customers. In response to the issuance of the SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB No. 101") we began recognizing all revenues from set-up fees on a deferred basis over the estimated life of the contract terms and for certain cancellation clauses and/or return guarantees until the guarantee period is expired. The effects of this change in accounting principle were applied cumulatively as of the beginning of 1999. Set-up fees charged to each bank vary depending on the asset size of the bank and the number of communities served. Set-up fees are also charged to our business customers based either upon a flat rate or upon the expected transaction volume.

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

         For the three months ended March 31, 2000 and 2001, we had net losses attributable to common shareholders of approximately $3.4 million, and $1.5 million, respectively. As of December 31, 2000, we had an accumulated deficit of $57.0 million, of which $17.1 million related to 2000. Of this $17.1 million, $5.3 million resulted from one-time charges, including:

         o    $2.7 million in fixed asset write-offs,
         o    $1.3 million related to Imaging Institute goodwill impairment, and
         o $763,000 for a writedown of CollectionWorks assets to their net realizable value.

         The deficit for 2000 also included a one time note receivable write-off of $473,000. As of March 31, 2001, our accumulated deficit was $58.4 million, which included $40,000 for preferred dividends for the first quarter.

         Our total revenues were approximately $6.7 million and $5.7 million for the three months ended March 31, 2000 and 2001, respectively. We have experienced net losses in each of these periods and expect to continue to incur losses for the foreseeable future. The number of our employees at March 31, 2000 was 294, compared to 216 employees at March 31, 2001. The majority of this reduction in our workforce occurred in our sales and customer service departments, which are reported under sales and marketing and costs of processing, servicing and support, respectively. We anticipate that our overall operating expenses will decrease as a result of our reduction in labor force, and some components of our operating expenses may be more significantly affected than other components. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stage of development and relatively new and changing markets. There can be no assurance that we will be successful in addressing these risks and difficulties or that we will achieve profitability in the future.

Results of Operations

Comparison of three months ended March 31, 2000 and 2001

         Revenues. Our revenues decreased from $6.7 million for the three months ended March 31, 2000 to $5.7 million for the three months ended March 31, 2001. Recurring revenues decreased from $5.5 million for the three months ended March 31, 2000 to $5.0 million for the three months ended March 31, 2001. During these two periods, recurring revenue accounted for approximately 82% and 88% of total revenues, respectively. Set-up fees accounted for approximately 11% and 7% of total revenues, respectively. Other revenues accounted for approximately 7% and 5% of total revenues, respectively. The decrease in revenues during these periods is attributed primarily to a decrease in bank set-up fee revenues and software license fee revenues and the related recurring revenue associated with new business sales.

         Costs of Processing, Servicing, and Support. Costs of processing, servicing and support decreased from $2.1 million in 2000 to $1.9 million in 2001. These costs were approximately 31% and 34% of total revenues, respectively, for these two periods. Costs of processing, servicing and support decreased due to new implementation of budget processes in 2001 and increased operational efficiencies achieved over the past year.

         Sales and Marketing. Sales and marketing expenses decreased from $5.0 million in 2000 to $3.1 million in 2001. Sales and marketing expenses were approximately 74% and 54% of total revenues, respectively, during these two periods. The decrease in the dollar amount of these expenses is primarily the result of the decrease in the number of sales personnel, related business travel expenses, and recruiting expenses to attract new sales employees as well as the implementation of budget processes in 2001.

         General and Administrative. General and administrative expenses decreased from $3.4 million in 2000 to $2.1 million in 2001. These costs represented approximately 51% and 38% of total revenues, respectively, for these two periods. The decrease in these expenses was primarily the result of a decrease in the number of overall employees and the implementation of a formal budgetary process with improved controls.

         Interest Expense (Income), Net. We reported net interest income of $389,000 in 2000 and $122,000 in 2001. Net interest income decreased as a result of a decrease in the overall balance in our interest bearing instruments and a decrease in the interest rates offered on those instruments.

         Income Taxes. As of December 31, 2000, we had net operating loss carry forwards ("NOLs") of approximately $40.5 million for federal tax purposes, which will expire if not utilized beginning 2011. Due to changes in our ownership structure, our use of NOLs as of October 1, 1997 of approximately $2.5 million will be limited to approximately $550,000 in any given year to offset future taxes. In addition, due to our acquisitions during 1998 and 1999, NOLs of approximately $5.3 million will be limited to approximately $1.6 million in any given year to offset future taxes. If we do not realize taxable income in excess of the limitation in future years, certain NOLs will be unrealizable. Due to the uncertainty of realization, we have provided a valuation allowance against the net deferred tax assets at March 31, 2001.

Liquidity and Capital Resources

         We have financed our operations primarily through sales of equity securities in private placements, our initial public offering, our second public offering, and through credit facilities. In June 1999, we received net proceeds of approximately $33.0 million from a second public offering of our common stock and approximately $2.0 million from the sale of our Series B preferred stock in a private placement.

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

         Net cash used in operating activities was approximately $2.3 million and $1.2 million for the three months ended March 31, 2000 and 2001, respectively. Net cash used in operating activities for the three months ended March 31, 2000 primarily represents a $3.4 million net loss, partially offset by
(a) a $1.1 million decrease in accounts receivable, (b) $1.1 million of depreciation and amortization expenses, and (c) a $459,000 provision for doubtful accounts. Net cash used in operating activities for that period also represents a $867,000 decrease in accounts payable and accrued expenses and a $330,000 decrease in deferred revenue. Net cash used in operating activities for the three months ended March 31, 2001 represents (a) a $1.4 million net loss, (b) a $720,000 decrease in accrued liabilities, (c) a $232,000 decrease in accounts payable, and (d) a $209,000 decrease in deferred revenue, offset by (e) $1.2 million of depreciation and amortization, and (f) a $249,000 decrease in accounts receivable.

         Net cash provided by (used in) investing activities was approximately ($863,000) and $9,000 for the three months ended March 31, 2000 and 2001, respectively. Net cash used in investing activities for the three months ended March 31, 2000 primarily represents (a) a net increase of $268,000 in short-term investments, (b) $813,000 of expenses for the purchase of computer equipment and other capital equipment used in conducting our business, (c) an increase of $132,000 of expenses related to acquisitions, and (d) a $350,000 decrease in notes receivable from shareholders. For the three months ended March 31, 2001, net cash provided by investing activities represents $498,000 from the sale of investments, offset by $484,000 in additional equipment purchases and $5,000 increase in notes receivable.

         Net cash used for financing activities was approximately $38,000 and $313,000 for the three months ended March 31, 2000 and 2001, respectively. Net cash used for financing activities for the three months ended March 31, 2000 consisted primarily of $62,000 related to the repayment of short-term debt obligations offset by proceeds of $24,000 received from stock option exercises. Net cash used for financing activities for the three months ended March 31, 2001 represents $243,000 in stock repurchases and $70,000 in repayment of short-term debt obligations.

         On June 27, 2000 our board of directors authorized the repurchase of up to $3.0 million of our common stock in the open market at prevailing prices, subject to normal trading restrictions. There is no expiration date for the program. Under this program, we purchased 383,143 shares through December 31, 2000. As of December 31, 2000, 357,543 shares were in the treasury at a cost of $629,000. In January 2001, we purchased an additional 102,900 shares at a cost of $243,000.

         We believe that we will have sufficient cash flows from operations and available borrowings to meet our cash needs for 2001 and beyond.

Recent Accounting Standards

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The adoption of this statement on January 1, 2001 did not have a material impact on our financial statements.

Disclosure Regarding Forward-Looking Statements

         This interim report contains several "forward-looking statements" concerning our operations, performance, prospects, strategies and financial condition, including our future economic performance, intent, plans and objectives, and the likelihood of success in developing and expanding our business. These statements are based upon a number of assumptions and estimates that are subject to significant uncertainties, many of which are beyond our control. Words such as "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan" and "estimate" are meant to identify such forward-looking statements.

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

         o other factors discussed in this Annual Report and in our filings with SEC, including our registration statements on Form S-4 (No. 333-76493) as declared effective on June 10, 1999, and Form S-1 (No. 333-76659) declared effective on June 23, 1999, and the "Risk Factors" sections contained therein; and

         o risks related to our pending merger with Private Business, Inc.

         In addition, the amount of revenue associated with particular set-up fees can vary significantly based upon the number of products used by customers for any particular period. We establish our expenditure levels for product development, sales and marketing, and other operating revenue based, in large part, on our anticipated revenues. As a result, if revenues fall below expectations, operating results and net income are likely to be adversely and disproportionately affected because only a portion of our expense varies with revenues.

Item  3.          Quantitative and Qualitative Disclosures About Market Risk

         We do not use derivative financial instruments in our operations or investments and do not have significant operations that are subject to fluctuations in foreign currency exchange rates.

         Our short term and long term investments are deposited principally in a single financial institution with significant assets and consist of U.S. Treasury bills and notes with maturities of less than three years. We do not consider the interest rate risk for these investments to be material. In addition, our outstanding debt obligations have a fixed rate of interest and, therefore, we do not have a significant risk due to potential fluctuations in interest rates for loans at this time.


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

         The two original suits are purported securities class actions brought by the named individual shareholders against Towne, two of its former officers and a current officer. No class has yet been certified. The complaints allege, among other things, that Towne should have disclosed in the prospectus used for its secondary public offering in June 1999 that it allegedly experienced serious problems with its network infrastructure and processing facilities during the move of its corporate headquarters in June 1999, and that these problems allegedly led to a higher than usual number of customers terminating their contracts during the second quarter. The complaints seek an unspecified awards of damages. The court recently granted a motion to consolidate the Golab and Bolen cases and the plaintiffs have filed an amended complaint. This amended complaint combines the claims in the Golab and Bolen cases. We have filed a motion to dismiss for failure to state a claim, and the plaintiffs have filed an answer to our motion. Discovery has not yet commenced and will be stayed pending the court's ruling on the motion to dismiss. We believe that the allegations in the complaints are without merit and intend to defend the lawsuits vigorously. Our directors and executive officers liability insurance carrier is presently providing a defense under a reservation of rights.

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

         This lawsuit arises out of Towne's acquisition of Banking Solutions, Inc. ("BSI") through a stock purchase made by its subsidiary, BSI Acquisition Corp., in December 1998. Plaintiff Edward Sullivan, Jr. was employed by BSI. Sullivan alleges, among other things, that he had a buy-out agreement with BSI and certain BSI shareholders under which, in certain circumstances, Sullivan was to receive a commission based on the gross sales price paid by any purchaser of BSI. Sullivan contends that BSI and the other shareholders allegedly fraudulently induced him to release them from the agreement by fraudulently misrepresenting the gross sales price paid by Towne's subsidiary in the stock purchase. Sullivan contends that Towne is liable to him as the successor to BSI, and also for allegedly tortuously interfering with the agreement. Sullivan also contends Towne conspired with the other defendants to misrepresent the "gross purchase price." We deny all allegations of the petition. Mr. Sullivan and his wife seek an unspecified amount of damages including a percentage of the gross sales price paid by Towne's subsidiary for the acquisition of BSI, as well as punitive damages, attorneys' fees, and pre-judgment and post-judgment interest. We have filed a motion for summary judgment seeking dismissal of all claims against us. The court has not yet ruled on the motion, and discovery is ongoing. We believe that the allegations in the complaint are without merit and intend to defend the lawsuit vigorously. We also contend that we are entitled to indemnification from the BSI shareholders for our expenses in defending this action. Specifically, the BSI stock purchase agreement provides that the BSI shareholders will indemnify us against any claims, damages, liabilities, costs and expenses (including reasonable attorneys' and accountants' fees and expenses) we suffer that arise out of any breach of the representations made by BSI in the agreement, provided that the aggregate of all claims, etc. exceeds $100,000.

         3. Banking Solutions, Inc. and Towne Services, Inc. v. The Clipper Group, Mike Mansfield, Jim Mumford, Myron E. Sappington, Stan Goudeau, Jim Peil and Vern Hargrave; Case No. 01-211-CT77, filed in the District Court of Williamson County, Texas, 277th Judicial District on April 24, 2001, and referred to arbitration by court order dated May 4, 2001, and currently in arbitration before the American Arbitration Association, Dallas, Texas.

         Towne and its wholly owned subsidiary, BSI, filed this action against six former BSI sales representatives and The Clipper Group, a company founded by one or more of those former sales representatives. Towne contends that the defendants have formed a competing company, and are marketing a competing product, to Towne's bank customers, in violation of the named individuals' employment contracts, and in particular, in violation of trade secret and confidentiality provisions and non-solicitation of customer and employee provisions contained in those contracts. Towne has asserted claims against these defendants for misappropriation of trade secrets (including both customer information and confidential information regarding Towne's software product), misappropriation of confidential information, breach of employment contacts, tortious interference with employment contracts, tortious interference with licensing agreements, tortious interference with customer contracts, breach of the covenant of good faith and fair dealing, and conspiracy. Towne seeks actual and punitive damages, injunctive relief, and attorney's fees and costs. On or about April 30, 2001, the defendants answered, denied liability, moved to compel arbitration, and asserted a counterclaim against Towne for alleged fraudulent inducement of the employment contracts at issue. The defendants seek an unspecified amount of actual damages, punitive damages, attorney's fees, interests, and a declaration that the employment agreements at issue are not enforceable. Towne believes that the allegations in the counterclaim are without merit and it intends to defend the counterclaim vigorously. Towne also intends to vigorously pursue its claims against these defendants.

Item 3.  Defaults Upon Senior Securities

         The holders of Series B Preferred Stock are entitled to receive cumulative cash dividends at the rate of $2.00 per share of Series B Preferred Stock payable quarterly on March 31, June 30, September 30 and December 31 in each year. The accrued balance of Series B Preferred Stock dividends is $294,000 at March 31, 2001.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

Exhibit
No.               Description
-------           -----------

10.7       --    Employment Agreement by and between Towne Services, Inc. and
                 Henry M. Baroco dated February 9, 2001.*

10.8       --    Employment Agreement by and between Towne Service, Inc. and
                 Randall S. Vosler dated February 9, 2001.*


* Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K (No. 333-53341) filed with the SEC on April 2, 2001.


(b)  Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TOWNE SERVICES, INC.


May 14, 2001                   /s/  G.  Lynn Boggs
------------                   ------------------------------------------------
Date                           G.  Lynn Boggs
                               Chairman of the Board and Chief Executive Officer
                               (principal and executive officer)


May 14, 2001                   /s/ Randall S. Vosler
------------                   ------------------------------------------------
Date                           Randall S. Vosler
                               Chief Financial Officer and Senior Vice President
                               (principal financial and accounting officer)

                                  Exhibit Index



Exhibit No.             Description
----------              -----------

10.7                    Employment Agreement by and between Towne Services, Inc.
                        and Henry M. Baroco dated February 9, 2001.*


10.8                    Employment Agreement by and between Towne Service, Inc.
                        and Randall S. Vosler dated February 9, 2001.*



* Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K (No. 333-53341) filed with the SEC on April 2, 2001.